Form 10-Q
period 2021-09-30
FARMER BROTHERS CO
filed 2021-11-05
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
YES ☐ NO  ☒
As of October 25, 2021, the registrant had 18,081,234 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$6,014	$10,263
Restricted cash	175	175
Accounts receivable, net of allowance for doubtful accounts of $334 and $325, respectively	43,377	40,321
Inventories	83,862	76,791
Short-term derivative assets	8,798	4,351
Prepaid expenses	6,024	5,594
Assets held for sale	90	1,591
Total current assets	148,340	139,086
Property, plant and equipment, net	146,703	150,091
Intangible assets, net	17,649	18,252
Right-of-use operating lease assets	29,133	26,254
Other assets	3,911	4,323
Total assets	$345,736	$338,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	52,816	45,703
Accrued payroll expenses	10,749	15,345
Operating leases liabilities - current	6,908	6,262
Term loan - current	1,900	950
Short-term derivative liabilities	1,730	1,555
Other current liabilities	7,717	6,425
Total current liabilities	81,820	76,240
Long-term borrowings under revolving credit facility	41,500	43,500
Term loan - noncurrent	43,432	44,328
Accrued pension liabilities	39,179	39,229
Accrued postretirement benefits	958	960
Accrued workers’ compensation liabilities	3,649	3,649
Operating lease liabilities - noncurrent	22,455	20,049
Other long-term liabilities	4,710	5,092
Total liabilities	$237,703	$233,047
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of September 30, 2021 and June 30, 2021; liquidation preference of $16,899 and $16,752 as of September 30, 2021 and June 30, 2021, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 17,998,797 and 17,852,793 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	17,999	17,853
Additional paid-in capital	67,355	66,109
Retained earnings	63,740	66,311
Accumulated other comprehensive loss	(41,076)	(45,329)
Total stockholders’ equity	$108,033	$104,959
Total liabilities and stockholders’ equity	$345,736	$338,006
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2021	2020
Net sales	$108,362	$97,270
Cost of goods sold	76,908	74,851
Gross profit	31,454	22,419
Selling expenses	26,009	23,498
General and administrative expenses	11,807	9,746
Net (gains) losses from sales of assets	(4,582)	618
Operating expenses	33,234	33,862
Loss from operations	(1,780)	(11,443)
Other (expense) income:
Interest expense	(3,026)	(3,244)
Other, net	2,444	8,559
Total other (expense) income	(582)	5,315
Loss before taxes	(2,362)	(6,128)
Income tax expense	62	142
Net loss	(2,424)	(6,270)
Less: Cumulative preferred dividends, undeclared and unpaid	147	142
Net loss available to common stockholders	$(2,571)	$(6,412)
Net loss available to common stockholders per common share—basic	$(0.14)	$(0.37)
Net loss available to common stockholders per common share—diluted	$(0.14)	$(0.37)
Weighted average common shares outstanding—basic	17,969,694	17,420,442
Weighted average common shares outstanding—diluted	17,969,694	17,420,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2021	2020
Net loss	$(2,424)	$(6,270)
Other comprehensive income (loss), net of tax:
Unrealized gains on derivative instruments designated as cash flow hedges, net of tax	5,859	3,961
(Gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	(1,920)	(28)
Losses on derivative instruments de-designated as cash flow hedges reclassified to interest expense, net of tax	314	339
Change in pension and retiree benefit obligations, net of tax	—	(7,289)
Total comprehensive income (loss), net of tax	$1,829	$(9,287)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	14,700	15	17,852,793	17,853	66,109	66,311	(45,329)	104,959
Net income	—	—	—	—	—	(2,424)	—	(2,424)
Cash flow hedges, net of taxes	—	—	—	—	—	—	4,253	4,253
Non-cash issuance of 401-k common stock	—	—	51,597	52	619	—	—	671
Share-based compensation	—	—	—	—	721	—	—	721
Issuance of common stock and stock option exercises	—	—	94,407	94	(94)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(147)	—	(147)
Balance at September 30, 2021	14,700	15	17,998,797	17,999	67,355	63,740	(41,076)	108,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	14,700	15	17,347,774	17,348	62,043	108,536	(76,029)	$111,913
Net loss	—	—	—	—	—	(6,270)	—	(6,270)
Cash flow hedges, net of taxes	—	—	—	—	—	—	4,271	4,271
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	(7,289)	(7,289)
Non-cash issuance of 401-k common stock	—	—	76,671	77	323	—	—	400
Share-based compensation	—	—	—	—	745	—	—	745
Issuance of common stock and stock option exercises	—	—	7,370	7	(7)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(142)	—	(142)
Balance at September 30, 2020	14,700	15	17,431,815	17,432	63,104	102,124	(79,047)	103,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,424)	$(6,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,279	7,041
Net (gains) losses from sales of assets	(4,582)	618
Net (gains) losses on derivative instruments	(3,192)	807
Other adjustments	1,497	958000
Change in operating assets and liabilities:
Accounts receivable	(3,160)	(1,046)
Inventories	(7,753)	(4,321)
Derivative assets (liabilities), net	2,946	(7,553)
Other assets	(19)	1,181
Accounts payable	6,863	12,880
Accrued expenses and other	(3,190)	4,690
Net cash (used) provided by operating activities	$(6,735)	$8,985
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,542)	(4,366)
Proceeds from sales of property, plant and equipment	7,297	226
Net cash provided (used) in investing activities	$4,755	$(4,140)
Cash flows from financing activities:
Proceeds from Credit Facilities	$2,000	$3,000
Repayments on Credit Facilities	(4,000)	(55,200)
Payments of finance lease obligations	(48)	(9)
Payment of financing costs	(221)	(1,624)
Net cash used in financing activities	$(2,269)	$(53,833)
Net decrease in cash and cash equivalents and restricted cash	$(4,249)	$(48,988)
Cash and cash equivalents and restricted cash at beginning of period	10,438	60,013
Cash and cash equivalents and restricted cash at end of period	$6,189	$11,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
(In thousands)
	Three Months Ended September 30,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$250	$171
Non-cash issuance of 401-K common stock	$52	$77
Cumulative preferred dividends, undeclared and unpaid	$147	$142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company”), is a national coffee roaster, wholesaler and distributor of coffee, tea, and culinary products manufactured under our owned brands, as well as under private labels on behalf of certain customers..
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. Events occurring subsequent to September 30, 2021 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three months ended September 30, 2021.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2021 (the “2021 Form 10-K”).
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FBC Finance Company, a California corporation, Coffee Bean Holding Co., Inc., a Delaware corporation and, the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), China Mist Brands, Inc., a Delaware corporation, and Boyd Assets Co., a Delaware corporation. All inter-company balances and transactions have been eliminated.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the 2021 Form 10-K.
During the three months ended September 30, 2021, there were no significant updates made to the Company’s significant accounting policies.
Concentration of Credit Risk
At September 30, 2021 and June 30, 2021, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative asset positions. At September 30, 2021 and June 30, 2021, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 40% and 31% of the Company’s trade accounts receivable balance was with five customers at September 30, 2021 and June 30, 2021, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all estimated credit losses have been appropriately considered in establishing the allowance for doubtful accounts.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its condensed consolidated financial statements.

The following table provides a brief description of the recent ASUs applicable to the Company:

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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 3. Leases
The Company has entered into leases for building facilities, vehicles and other equipment. The Company’s leases have remaining contractual terms through September 30, 2028, some of which have options to extend the lease for up to 10 years. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease renewal until it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	September 30, 2021	June 30, 2021
(In thousands)
Operating lease assets	Right-of-use operating lease assets	$29,133	26,254
Finance lease assets	Property, plant and equipment, net	697	739
Total lease assets		$29,830	$26,993

Operating lease liabilities - current	Operating lease liabilities - current	6,908	6,262
Finance lease liabilities - current	Other current liabilities	193	192
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	22,455	20,049
Finance lease liabilities -noncurrent	Other long-term liabilities	521	563
Total lease liabilities		$30,077	$27,066

The components of lease expense are as follows:

		Three Months Ended September 30,
	Classification	2021	2020
(In thousands)
Operating lease expense	General and administrative expenses and cost of goods sold	$1,782	$1,625
Finance lease expense:
Amortization of finance lease assets	General and administrative expenses	41	9
Interest on finance lease liabilities	Interest expense	12	—
Total lease expense		$1,835	$1,634

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Maturities of lease liabilities are as follows:

	September 30, 2021
(In thousands)	Operating Leases	Finance Leases

2022	$5,195	$144
2023	$6,751	$193
2024	$6,482	$193
2025	$5,293	$193
2026	$4,189	$96
Thereafter	$6,476	$—
Total lease payments	$34,386	$819
Less: interest	$(5,023)	$(105)
Total lease obligations	$29,363	$714

Lease term and discount rate:

	September 30, 2021	June 30, 2021
Weighted-average remaining lease terms (in years):
Operating lease	7.0	7.3
Finance lease	4.3	4.5

Weighted-average discount rate:
Operating lease	5.58%	5.23%
Finance lease	6.50%	6.50%

    Other Information:

	Three Months Ended September 30,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,615	$1,593
Operating cash flows from finance leases	$41	$—
Financing cash flows from finance leases	$12	$9

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to be fixed green coffee purchase contracts, which are described further in Note 2 to the consolidated financial statements in the 2021 Form 10-K. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company’s future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at September 30, 2021 and June 30, 2021:

(In thousands)	September 30, 2021	June 30, 2021
Derivative instruments designated as cash flow hedges:
Long coffee pounds	16,369	14,625
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	4,130	6,886
Total	20,499	21,511

Coffee-related derivative instruments designated as cash flow hedges outstanding as of September 30, 2021 will expire within 15 months. At September 30, 2021 and June 30, 2021 approximately 80% and 68%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.

Interest Rate Swap Derivative Instruments
Pursuant to an International Swap Dealers Association, Inc. (“ISDA”) Master Agreement which was effective March 20, 2019, the Company on March 27, 2019, entered into an interest rate swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Rate Swap”). In December 2019, the Company amended the notional amount to $65.0 million. The Rate Swap is intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company’s revolving credit facility. Under the terms of the Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.1975%.
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the three months ended September 30, 2020, the Company de-designated the Rate Swap derivative instrument. As a result, the balance in AOCI was frozen at the time of de-designation. The Company recognized $0.3 million out of AOCI and into interest expense for the three months ended September 30, 2021. The remaining balance of $2.2 million frozen in AOCI will be amortized over the life of the Rate Swap through October 11, 2023.
In connection with a new revolver credit facility agreement in April 2021 (see Note 11 for details), the Company also executed a new ISDA agreement to transfer its interest swap to Wells Fargo (the “Amended Rate Swap”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original Rate Swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap.
The Company did not designate the Amended Rate Swap as a cash flow hedge. The Company’s obligations under the Amended Rate Swap are secured by the collateral which secures the loans under the new Revolver Credit Facility (see Note 11 for details) on a pari passu and pro rata basis with the principal of such loans.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021
(In thousands)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$7,000	$3,823	$1,798	$528
Long-term derivative assets:
Coffee-related derivative instruments (2)	$192	$292	$—	$—
Short-term derivative liabilities:
Coffee-related derivative instruments	$68	$20	$143	$3
Interest rate swap derivative instruments	$—	$—	$1,518	$1,532
Long-term derivative liabilities:
Coffee-related derivative instruments (3)	$10	$—	$—	$—
Interest rate swap derivative instruments (3)	$—	$—	$1,316	$1,653
________________
(1) Included in “Short-term derivative assets” on the Company’s condensed consolidated balance sheets.
(2) Included in “Other assets” on the Company's condensed consolidated balance sheets.
(3) Included in “Other long-term liabilities” on the Company's condensed consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses for the Company's derivative instruments designated as cash flow hedges, as recognized in “AOCI,” “Cost of goods sold” and “Other, net”.

	Three Months Ended September 30,		Financial Statement Classification
(In thousands)	2021	2020
Net losses recognized in AOCI - Interest rate swap	$—	$(304)	AOCI
Net (losses) recognized from AOCI to earnings - Interest rate swap	$—	$(336)	Interest Expense
Net losses reclassified from AOCI to earnings for de-designated Interest rate swap	$(314)	$(339)	Interest Expense
Net gains (losses) recognized in AOCI - Coffee-related	$5,859	$4,265	AOCI
Net gains (losses) recognized in earnings - Coffee - related	$1,920	$364	Cost of goods sold
For the three months ended September 30, 2021 and 2020, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net (gains) losses on derivative instruments in the Company’s condensed consolidated statements of cash flows also include net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three months ended September 30, 2021 and 2020. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s condensed consolidated statements of operations and in Net (gains) losses on derivative instruments in the Company’s condensed consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020
Net gains on coffee-related derivative instruments(1)	$1,550	$496
Non-operating pension and other postretirement benefits	894	7,744
Other gains, net	—	319
Other, net	$2,444	$8,559
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three months ended September 30, 2021 and 2020.

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

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
September 30, 2021	Derivative Assets	$8,990	$(222)	$—	$8,768
	Derivative Liabilities	$3,055	$(222)	$—	$2,833
June 30, 2021	Derivative Assets	$4,643	$(23)	$—	$4,620
	Derivative Liabilities	$3,208	$(23)	$—	$3,185
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at September 30, 2021, $10.3 million of net gains on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of September 30, 2021.
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the three months ended September 30, 2020, the Company de-designated the Rate Swap derivative instrument. The frozen AOCI is subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of September 30, 2021, $1.2 million of net losses on the Rate Swap de-designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2021
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$7,192	$—	$7,192	$—
Coffee-related derivative liabilities (1)	$78	$—	$78	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$1,798	$—	$1,798	$—
Coffee-related derivative liabilities(1)	$143	$—	$143	$—
Interest rate swap derivative liabilities (2)	$2,834	—	$2,834	—

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2021
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$4,115	$—	$4,115	$—
Coffee-related derivative liabilities (1)	$20	$—	$20	$—
Interest rate swap derivative liabilities (2)	$—	$—	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	$528	$—	$528	$—
Coffee-related derivative liabilities (1)	$3	$—	$3	$—
Interest rate swap derivative liabilities (1)	$3,185	$—	$3,185	$—

____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
(2)The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.

Note 6. Accounts Receivable, Net

(In thousands)	September 30, 2021	June 30, 2021
Trade receivables	$42,323	$37,208
Other receivables(1)	1,388	3,438
Allowance for doubtful accounts	(334)	(325)
Accounts receivable, net	$43,377	$40,321
__________
(1) Includes vendor rebates and other non-trade receivables.
There was no material change in the allowance for doubtful accounts during the three months ended September 30, 2021.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Inventories

(In thousands)	September 30, 2021	June 30, 2021
Coffee
Processed	$23,482	$20,917
Unprocessed	38,143	34,762
Total	$61,625	$55,679
Tea and culinary products
Processed	$15,988	$15,228
Unprocessed	64	60
Total	$16,052	$15,288
Coffee brewing equipment parts	$6,185	$5,824
Total inventories	$83,862	$76,791

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

Note 8. Property, Plant and Equipment

(In thousands)	September 30, 2021	June 30, 2021
Buildings and facilities	$94,857	$94,846
Machinery, vehicles and equipment	221,141	223,579
Capitalized software	24,187	24,218
Office furniture and equipment	14,031	13,834
	$354,216	$356,477
Accumulated depreciation	(219,468)	(218,341)
Land	11,955	11,955
Property, plant and equipment, net	$146,703	$150,091

Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	September 30, 2021	June 30, 2021
Coffee Brewing Equipment	$96,557	$97,105
Accumulated depreciation	(70,774)	$(70,705)
Coffee Brewing Equipment, net	$25,783	$26,400

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020
Depreciation expense	$1,964	$2,360
Other CBE expenses	$6,048	$5,567
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Note 9. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		September 30, 2021			June 30, 2021
(In thousands)	Weighted Average Amortization Period as of September 30, 2021	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	5.5	$33,003	$(20,242)	$12,761	$33,003	$(19,692)	$13,311
Non-compete agreements	0.2	220	(212)	8	220	(202)	18
Recipes	2.1	930	(653)	277	930	(619)	311
Trade name/brand name	2.2	510	(430)	80	510	(420)	90
Total amortized intangible assets		$34,663	$(21,537)	$13,126	$34,663	$(20,933)	$13,730
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$4,522	$—	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$4,522	$—	$4,522
Total intangible assets		$39,185	$(21,537)	$17,648	$39,185	$(20,933)	$18,252
Aggregate amortization expense for the three months ended September 30, 2021 and 2020 was $0.6 million in each period.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 10. Employee Benefit Plans
Single Employer Pension Plans
As of September 30, 2021, the Company has two defined benefit pension plans for certain employees, the "Farmer Bros. Plan" and the “Hourly Employees' Plan”. The Company froze benefit accruals and participation in these plans effective June 30, 2011 and October 1, 2016, respectively. After the plan freezes, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.
The net periodic benefit (credit) cost for the defined benefit pension plans is as follows:

	Three Months Ended September 30,
	2021	2020
(In thousands)
Service cost	$—	—
Interest cost	848	859
Expected return on plan assets	(1,237)	(1,038)
Amortization of net loss(1)	339	502
Net periodic benefit (credit) cost	$(50)	$323

___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	September 30, 2021	June 30, 2021
Discount rate	2.60%	2.55%
Expected long-term return on plan assets	6.25%	6.25%

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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended September 30,
	2021	2020
(In thousands)
Contributions to WCTPP	$244	$224
Contributions to All Other Plans	7	4
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
In March 2020, due to the impact the COVID-19 pandemic had on our business and financial results, the Company elected to suspend the 401(k) matching contribution for non-union employees and recorded no matching contributions in the three months ended September 30, 2020.
Beginning in July 2021, the Company re-instated a 401(k) matching program for non-union employees, by matching 50% of any non-union employee's annual contribution to the 401(k) Plan, up to 6% of such employee's eligible income, which is substantially similar to the program prior to its suspension in March 2020. The Company recorded matching contributions of $0.6 million in operating expenses in the three months ended September 30, 2021.
Additionally, the Company makes an annual safe harbor non-elective contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation. During the three months ended September 30, 2021 and 2020, the Company contributed a total of 51,597 and 76,671 shares of the Company’s common stock with a value of $0.7 million and $0.5 million, respectively, to eligible participants’ annual plan compensation.
Postretirement Benefits
Retiree Medical Plan and Death Benefit
On March 23, 2020, the Company announced a plan to amend and terminate the postretirement medical benefit plan that covers qualified non-union retirees and certain qualified union retirees (“Retiree Medical Plan”) effective January 1, 2021. As a result, the re-measurement generated a prior service credit. This credit, along with actuarial gains, were amortized over the remaining months of the plan through January 1, 2021. The Retiree Medical Plan is now terminated.
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
The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020
(In thousands)
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$—	$5
Interest cost	7	73
Amortization of net gain	3	(2,728)
Amortization of prior service credit	—	(4,481)
Net periodic postretirement benefit cost (credit)	$10	$(7,131)

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Three Months Ended September 30,
	2021	2020
Retiree Medical Plan discount rate	N/A	0.06%
Death Benefit discount rate	2.72%	2.87%

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				September 30, 2021		June 30, 2021
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/25/2025	N/A	$41,500	2.75%	$43,500	6.21%
Term Loan	4/26/2021	4/25/2025	$47,500	$45,332	7.50%	$45,278	7.50%
Total				$86,832		$88,778
__________
(1) The weighted average interest rate excludes the fixed rate on the de-designated Amended Rate Swap

On April 26, 2021, the Company entered into a new senior secured facility composed of (a) a Credit Agreement, (the “Revolver Credit Facility Agreement”) by and among the Company, Boyd Assets Co., FBC Finance Company, Coffee Bean Holding Co., Inc., Coffee Bean International, Inc. and China Mist Brands, Inc., as borrowers (collectively, the “Borrowers”), Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent and lender, and the other lenders party thereto, and various loan documents relating thereto including the Guaranty and Security Agreement, (the “Revolver Security Agreement”), by and among the Borrowers, as grantors, and Wells Fargo, as administrative agent, and (b) a Credit Agreement, (the “Term Credit Facility Agreement”) by and among the Borrowers, MGG Investment Group LP. (“MGG”), as administrative agent, and the lenders party thereto, and various loan documents relating thereto including the Guaranty and Security Agreement, (the “Term Security Agreement”), by and among the Borrowers, as grantors, and MGG, as administrative agent.
The following summary description of the Revolver Credit Facility Agreement and the Revolver Security Agreement key items.
The Revolver Credit Facility Agreement, among other things include:
1.A commitment of up to $80.0 million (“Revolver”);
2.sublimit on letters of credit of $10.0 million;
3.maturity date of April 25, 2025, and has no scheduled payback required on the principal prior to the maturity date;

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
4.Interest under the Term Loan is either (a) LIBOR + 6.5% per annum, with LIBOR Floor 1.0%, or (b) base rate + 5.50% per annum, with a 3% floor on base rate;
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
At September 30, 2021, the Company had outstanding borrowings on the Revolver Credit Facility of $41.5 million and had utilized $4.1 million of the letters of credit sublimit.
As of September 30, 2021, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement and the Term Credit Facility Agreement (collectively, the “Credit Facilities”). Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.
In connection with the Credit Facilities, the Company executed a new ISDA agreement to transfer its interest rate swap to Wells Fargo (“Amended Rate Swap”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original interest rate swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 12. Employee Stock Ownership Plan
The Company’s Employee Stock Ownership Plan (“ESOP”) was established in 2000. As of December 31, 2018, the Company froze the ESOP such that (i) no employees of the Company may commence participation in the ESOP on or after December 31, 2018; (ii) no Company contributions will be made to the ESOP with respect to services performed or compensation received after December 31, 2018; and (iii) the ESOP accounts of all individuals who are actively employed by the Company and participating in the ESOP on December 31, 2018 will be fully vested as of such date. Additionally, the Administrative Committee, with the consent of the Board of Directors, designated certain employees who were terminated in connection with certain reductions-in-force in 2018 to be fully vested in their ESOP accounts as of their severance dates.
Shares are held by the plan trustee for allocation among participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.

	September 30, 2021	June 30, 2021
Allocated shares	1,041,054	1,067,687
Committed to be released shares	—	—
Unallocated shares	—	—
Total ESOP shares	1,041,054	1,067,687

(In thousands)
Fair value of ESOP shares	$8,755	$13,549

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 13. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of September 30, 2021, there were 110,066 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)

As of September 30, 2021, there were 171,371 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted during the three months ended September 30, 2021.
The following table summarizes NQO activity for three months ended September 30, 2021:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2021	513,325	13.06	5.17	706
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(5,320)	15.94	—	—
Expired	(18,627)	21.12	—	—
Outstanding at September 30, 2021	489,378	12.75	5.09	185
Exercisable at September 30, 2021	244,315	13.37	4.96	61
The aggregate intrinsic values outstanding at the end of period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $8.41 at September 30, 2021 and $12.69 at June 30, 2021, representing the last trading day of the respective periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. NQOs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during three months ended September 30, 2021 and 2020.
At September 30, 2021 and June 30, 2021, respectively, there was $0.7 million and $0.9 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at September 30, 2021 is expected to be recognized over the weighted average period of 1.1 years. Total compensation expense for NQOs was $0.2 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the three months ended September 30, 2021:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2021	11,750	29.76	0.71	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(8,035)	28.88	—	—
Outstanding at September 30, 2021	3,715	31.71	1.80	—
Exercisable at September 30, 2021	3,714	31.72	1.80	—

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $8.41 at September 30, 2021 and $12.69 at June 30, 2021, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates.
There were no options exercised during three months ended September 30, 2021 and 2020.
At September 30, 2021 and June 30, 2021, there was no unrecognized PNQ compensation cost. There was no compensation expense related to PNQs in the three months ended September 30, 2021 and 2020.
Restricted Stock
The following table summarizes restricted stock activity for the three months ended September 30, 2021:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2021	681,570	10.47
Granted	275,602	8.96
Vested/Released	(114,237)	12.06
Cancelled/Forfeited	(16,592)	5.93
Outstanding and nonvested at September 30, 2021	826,343	11.14

The total grant-date fair value of restricted stock granted during the three months ended September 30, 2021 was $2.5 million.
At September 30, 2021 and June 30, 2021, there was $4.7 million and $2.8 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at September 30, 2021 is expected to be recognized over the weighted average period of 1.3 years. Total compensation expense for restricted stock was $0.5 million and $0.5 million, respectively, in the three months ended September 30, 2021 and 2020.
Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the three months ended September 30, 2021:

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded(1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2021	354,466	6.06
Granted(1)	158,659	8.91
Vested/Released	—	—
Cancelled/Forfeited	—	—
Outstanding and nonvested at September 30, 2021	513,125	6.94
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 200% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
The total grant-date fair value of PBRSUs granted during the three months ended September 30, 2021 was $1.4 million.
At September 30, 2021 and June 30, 2021, there was $2.3 million and $1.0 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at September 30, 2021 is expected to be recognized over the weighted average period of 2.7 years. Total compensation expense for PBRSUs was $106.5 thousand and $49.6 thousand, respectively, for the three months ended September 30, 2021 and 2020.
Cash-Settled Restricted Stock Units (“CSRSUs”)
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
The following table summarizes CSRSU activity for the three months ended September 30, 2021:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2021	185,602	4.31
Granted	85,851	8.91
Vested/Released	—	—
Cancelled/Forfeited	(10,440)	4.31
Outstanding and nonvested at September 30, 2021	261,013	5.82

The total grant-date fair value of CSRSUs granted during the three months ended September 30, 2021 was $0.8 million.
At September 30, 2021 and June 30, 2021, there was $1.8 million and $2.0 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at September 30, 2021 is expected to be recognized over the weighted average period of 2.5 years. Total compensation expense for CSRSUs was a credit of $5,896 thousand in the three months ended September 30, 2021.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

vest will be 0% to 200% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those financial performance goals measured over the full three-year performance period.
The PCAs are measured initially based on a fixed amount of the awards at the date of grant and are required to be re-measured based on the probability of achieving the performance conditions at each reporting date until settlement. Compensation expense for PCAs is recognized over the applicable performance periods. The Company records a liability equal to the cost of PCAs for which achievement of the performance condition is deemed probable. As of September 30, 2021, there was no liability and no unrecognized PCA compensation cost since it was deemed not probable that the Company will achieve the target performance conditions.
Total compensation expense for PCAs was $25.8 thousand for the three months ended September 30 2020.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 14. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	September 30, 2021	June 30, 2021
Cumulative preferred dividends, undeclared and unpaid	$2,198	$2,051
Accrued workers’ compensation liabilities	944	1,016
Finance lease liabilities	193	192
Other (1)	4,382	3,166
Other current liabilities	$7,717	$6,425
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities other than workers compensation.

Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	September 30, 2021	June 30, 2021
Derivative liabilities—noncurrent	$1,326	$1,653
Deferred compensation(1)	1,703	1,716
Finance lease liabilities	521	563
Deferred income taxes and other liabilities	1,160	1,160
Other long-term liabilities	$4,710	$5,092
___________
(1) Includes payroll taxes and cash-settled restricted stock units liabilities.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 16. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended September 30,
	2021	2020
Income tax expense	$62	$142
Effective tax rate	(2.6)%	(2.3)%
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
Tax expense in the three months ended September 30, 2021 was $62 thousand compared to $142 thousand in the three months ended September 30, 2020, which primarily relates to state income tax expense in certain jurisdictions.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of September 30, 2021, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2018. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 17. Net Loss Per Common Share
Basic net income (loss) per common share is calculated by dividing net loss attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing diluted net loss attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, and shares of the Company’s Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), as converted, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period) and unvested performance-based restricted stock units because their inclusion would have been anti-dilutive.

The following table presents the computation of basic and diluted earnings loss per common share:

	Three Months Ended September 30,
(In thousands, except share and per share amounts)	2021	2020
Undistributed net loss available to common stockholders	$(2,474)	$(6,236)
Undistributed net loss available to nonvested restricted stockholders and holders of convertible preferred stock	(97)	(176)
Net loss available to common stockholders—basic	$(2,571)	$(6,412)

Weighted average common shares outstanding—basic	17,969,694	17,420,442
Effect of dilutive securities:
Shares issuable under stock options	—	—
Shares issuable under PBRSUs	—	—
Shares issuable under convertible preferred stock	—	—
Weighted average common shares outstanding—diluted	17,969,694	17,420,442
Net loss available to common stockholders per common share—basic	$(0.14)	$(0.37)
Net loss available to common stockholders per common share—diluted	$(0.14)	$(0.37)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,
	2021	2020
Shares issuable under stock options	384,520	548,671
Shares issuable under convertible preferred stock	440,990	425,887
Shares issuable under PBRSUs	383,783	84,364

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. At September 30, 2021, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	1,150	$16,899	$2,199	$16,899

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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2021		2020
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$70,597	65.1%	$66,154	68.0%
Tea & Other Beverages (1)	19,037	17.6%	15,529	16.0%
Culinary	13,075	12.1%	10,423	10.7%
Spices	5,199	4.8%	4,746	4.9%
Net sales by product category	107,908	99.6%	96,852	99.6%
Delivery Surcharge	454	0.4%	418	0.4%
Net sales	$108,362	100.0%	$97,270	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.

The Company does not have any material contract assets and liabilities as of September 30, 2021. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets. At September 30, 2021 and June 30, 2021, “Accounts receivable, net” included, $42.3 million and $37.2 million, respectively, in receivables from contracts with customers.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 22, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2021 Form 10-K. During the three months ended September 30, 2021, other than the following, or as otherwise disclosed in these footnotes in the current Form 10-Q, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of September 30, 2021, the Company had committed to purchase green coffee inventory totaling $37.9 million under fixed-price contracts, and $13.6 million in inventory and other purchases under non-cancelable purchase orders.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
On November 20, 2020, CERT filed an appeal with the Superior Court of California. On January 29, 2021, CERT filed another appeal with the Superior Court of California. On April 9, 2021, CERT filed it’s opening brief on the first appeal. The Company filed its responsive brief on August 27, 2021. CERT’s response is due November 15, 2021. The Company believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is less than reasonably possible.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 21. Sales of Assets
Sale of Branch Property
During the three months ended September 30, 2021, the Company completed the sale of the following branch properties, none of which were leased back:

(In thousands)
Name of Branch Property	Date Sold	Sales Price	Net Proceeds	Gain on Sale
Santa Ana, California	7/2/2021	$4,299	$4,072	$3,571
Santa Fe Springs, California	7/7/2021	$2,650	$2,507	$1,509

Assets Held for Sale
As of September 30, 2021, one branch property met the accounting guidance criteria to be classified as held for sale. As such, the Company evaluated this asset to determine whether the carrying value exceeded the fair value less any costs to sell. No loss was recorded as of September 30, 2021 and the aggregate assets held for sale are presented as a separate line item in the condensed consolidated balance sheet. The branch property did not meet the accounting guidance criteria to be classified as discontinued operations.
The following table presents net book value related to the major classes of assets that were classified as held for sale:

(In thousands)	September 30, 2021
Land	90
Assets held for sale	$90

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 22. Subsequent Events
The Company evaluated all events or transactions that occurred after September 30, 2021 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 9, 2021 (the “2021 Form 10-K”) and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC.

Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, duration of the disruption to our business and customers from the COVID-19 pandemic and severe winter weather, levels of consumer confidence in national and local economic business conditions, the duration and magnitude of the pandemic’s impact on unemployment rates, the success of our strategy to recover from the effects of the pandemic, the success of our turnaround strategy, the execution of our five strategic initiatives, the impact of capital improvement projects, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in our performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees, our success in adapting to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.

Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise, except as required under federal securities laws and the rules and regulations of the SEC.

Our Business
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. Our principal office is located in Northlake, Texas. We operate in one business segment.
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
Our product categories consist of a robust line of roast and ground coffee, including organic, Direct Trade, Project D.I.R.E.C.T., Fair Trade Certified™ ® and other sustainably-produced offerings; frozen liquid coffee; flavored and unflavored iced and hot teas, including organic and Rainforest Alliance Certified™; culinary products including premium spices, pancake and biscuit mixes, gravy and sauce mixes, soup bases, dressings, syrups and sauces, and coffee-related products such as coffee filters, cups, sugar and creamers; and other beverages including cappuccino, cocoa, granitas, and other blender-based beverages and concentrated and ready-to-drink cold brew and iced coffee. We offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value added services such as market insight, beverage planning, and equipment placement and service.
We operate production facilities in Northlake, Texas; Portland, Oregon; and Hillsboro, Oregon. We distribute our products from our Northlake, Texas, Portland, Oregon and Hillsboro, Oregon production facilities, as well as separate distribution centers in Portland, Oregon, Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 216 delivery routes and 92 branch warehouses as of September 30, 2021, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the spread of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which consist of small independent restaurants, foodservice operators, large institutional buyers, convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors. This continues to have a material impact on our revenues during the three months ended September 30, 2021.
Further, in September 2021, as part of its plan for responding to the COVID-19 pandemic, the current presidential administration directed the Occupational Safety and Health Administration (“OSHA”) to draft a rule which would require all employers with 100 or more employees to require their workforce to be fully vaccinated or, alternatively, to provide a negative COVID-19 test result on a weekly basis. Although we will work to mitigate the impact on our business, this rule, at such time that it becomes effective, could result in the loss of personnel who are unvaccinated and cause incremental costs for testing that could adversely affect us.
However, as local governments across the country eased COVID-19 restrictions, and vaccines have been rolled out successfully, we have continued to see improved average weekly sales trends. During the three months ended September 30, 2021, our average weekly sales were down 25% compared to pre-COVID levels, which represents continued improvement from the three months ended June 30, 2021 and September 30, 2020 when sales were down 27% and 41%, respectively. Although we experienced improvement in several markets this quarter, the recovery in certain regions and markets were negatively impacted by the recent increase in COVID-19 cases which caused certain government restrictions to be reimplemented.
Although our Direct Ship sales channel was also affected by the COVID-19 pandemic, the impact was significantly less due to the types of customers we serve through this channel. These customers include our retail business and products sold by key grocery stores under their private labels, as well as third party e-commerce platforms, which have been impacted less by the pandemic. For the three months ended September 30, 2021, our Direct Ship revenues were also negatively impacted by accounts we decided to exit during fiscal 2021 because they resulted in lower or negative profit due to the impacts from COVID-19 on their business and caused supply chain complexities.
Due to the impact on our revenues, we instituted several initiatives in March 2020 and during fiscal 2021 to reduce operating expenses and capital expenditures to help mitigate the significant negative impact of our revenue decline. In addition to the costs saving initiatives, in fiscal 2021 we repaid our existing senior secured revolving credit facility, and entered into our new Credit Facilities. We believe that the Credit Facilities provide us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our financial covenants, lower our cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on our strategic initiatives.
The magnitude of the COVID-19 pandemic, including the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, is still uncertain due to the rapid development and fluidity of the situation. While we anticipate that our revenue will continue to recover slowly as local, state and national governments ease COVID-19 related restrictions, and vaccines are distributed throughout the country, there can be no assurance that we will be successful in returning to the pre-COVID-19 pandemic levels of revenue or profitability for our fiscal year ending June 30, 2022.
For other impacts of the COVID-19 pandemic, please see “Item 1A. Risk Factors” in our 2021 Form 10‑K, which is accessible on the SEC’s website at www.sec.gov.
Summary Overview of Three Months Ended September 30, 2021 Results of Operations
During the three months ended September 30, 2021, revenues from both our DSD and direct ship sales channels continued to be negatively impacted by the COVID-19 pandemic.
As a result of the COVID-19 pandemic, our largest DSD revenue declines were in our restaurant, healthcare, hotel and casino channels, while the C-store channel was impacted less. However, due to the significant recovery in these channels throughout fiscal 2021, our average weekly DSD sales compared to pre COVID levels improved from down 41% a year ago to down 25% during the three months ended September 30, 2021.
Our direct ship channel sales declined 5.7% during the three months ended September 30, 2021 compared to the prior year period. This was due to accounts we decided to exit during fiscal 2021 because they resulted in lower or negative profit due to the impact of the COVID-19 pandemic on their business. These declines were partially offset by the recovery from the impact of the COVID-19 pandemic by some of our other direct ship customers.
Gross margin improved 6.0% from 23.0% during the prior year period to 29.0% during the three months ended September 30, 2021. This improvement was mostly due to the effect of the continued recovery from the COVID-19 pandemic on our DSD channel sales since our DSD channel has higher margins. The increase was also attributable to a decline in our unfavorable production variances and inventory scrap write-downs due to the closure of our aged Houston, Texas plant during fiscal 2021.
Operating expenses decreased during the three months ended September 30, 2021 compared to the prior year period primarily due to a $5.2 million increase in net gains from the from sales of assets due to the sale of two branch properties during the three months ended September 30, 2021. This decline was mostly offset by a $2.5 million increase in selling expenses and a $2.1 million increase in general and administrative expenses. The increase in selling expenses was primarily due to variable costs, including payroll, associated with the higher sales volumes, as well as operating costs related to our new distribution center in Rialto, California. The increase in general and administrative expenses was primarily due to payroll and third party costs related to several supply chain optimization initiatives.
Our capital expenditures for the three months ended September 30, 2021 were $2.5 million, a decline of $1.9 million compared to the prior year period. This was due to lower investment capital of $2.5 million for several strategic initiatives completed during fiscal 2021, partially offset by higher maintenance capital spend of $0.6 million compared to the prior year period. The higher maintenance capital was due to the purchase of coffee brewing equipment for our DSD customers as volumes have improved. Several key initiatives in fiscal 2021, including a focus on refurbished coffee brewing equipment to drive cost savings, have helped reduce our purchases as DSD sales volumes return.
As of September 30, 2021, the outstanding principal on our Credit Facilities was $89.0 million, a decrease of $2.0 million since June 30, 2021. Our cash balance decreased by $4.3 million, from $10.3 million as of June 30, 2021, to $6.0 million as of September 30, 2021. These changes were primarily due to higher inventory as we increase purchases for our peak season during our second fiscal quarter, and payment of our fiscal 2021 employee incentive program. These uses of cash were partially offset by cash proceeds from the sale of two branch properties during the three months ended September 30, 2021.

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change	% Change
Income Statement Data:
Net sales	$108,362	$97,270	$11,092	11.4%
Gross margin	29.0%	23.0%	6.0%	NM
Operating expenses as a % of sales	30.7%	34.8%	4.1%	NM
Loss from operations	$(1,780)	$(11,443)	$9,663	84.4%
Net loss	$(2,424)	$(6,270)	$3,846	61.3%

Operating Data:
Coffee pounds	19,876	20,933	(1,057)	(5.0)%
EBITDA(1)	$6,089	$2,906	$3,183	109.5%
EBITDA Margin(1)	5.6%	3.0%	2.6%	NM
Adjusted EBITDA(1)	$3,489	$5,693	$(2,204)	(38.7)%
Adjusted EBITDA Margin(1)	3.2%	5.9%	(2.7)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	65.1%	68.0%	(2.9)%	(4.3)%
Tea & Other Beverages (2)	17.6%	16.0%	1.6%	10.0%
Culinary	12.1%	10.7%	1.4%	13.1%
Spices	4.8%	4.9%	(0.1)%	(2.0)%
Net sales by product category	99.6%	99.6%	—%	NM
Delivery Surcharge	0.4%	0.4%	—%	NM
Net sales	100.0%	100.0%	—%	NM

Other data:
Capital expenditures related to maintenance	$2,243	$1,595	$648	40.6%
Total capital expenditures	$2,542	$4,366	$(1,824)	(41.8)%
Depreciation and amortization expense	$6,279	$7,041	$(762)	(10.8)%
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

Results of Operations
The following table sets forth information regarding our condensed consolidated results of operations for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change	% Change
Net sales	$108,362	$97,270	$11,092	11.4%
Cost of goods sold	76,908	74,851	(2,057)	(2.7)%
Gross profit	31,454	22,419	9,035	40.3%
Selling expenses	26,009	23,498	(2,511)	(10.7)%
General and administrative expenses	11,807	9,746	(2,061)	(21.1)%
Net (gains) losses from sales of assets	(4,582)	618	5,200	NM
Operating expenses	33,234	33,862	628	1.9%
Loss from operations	(1,780)	(11,443)	9,663	84.4%
Other (expense) income:
Interest expense	(3,026)	(3,244)	218	6.7%
Other, net	2,444	8,559	(6,115)	(71.4)%
Total other (expense) income	(582)	5,315	(5,897)	NM
Loss before taxes	(2,362)	(6,128)	3,766	61.5%
Income tax expense	62	142	80	56.3%
Net loss	$(2,424)	$(6,270)	3,846	61.3%
Less: Cumulative preferred dividends, undeclared and unpaid	147	142	(5)	(3.5)%
Net loss available to common stockholders	$(2,571)	$(6,412)	3,841	59.9%
___________
NM - Not Meaningful

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net Sales
Net sales in the three months ended September 30, 2021 increased $11.1 million, or 11.4%, to $108.4 million from $97.3 million in the three months ended September 30, 2020. The increase in net sales was primarily due to the continued recovery from the impact of the COVID-19 pandemic on our DSD network, which had improved volume of green coffee processed and sold, along with improved volume of other beverages, culinary, spice and tea products sold.
These increases were partially offset by a decline in revenues from our direct ship sales channel which were negatively impacted by lower coffee volumes due to accounts we decided to exit during fiscal 2021 because they resulted in lower or negative profit due to the impacts from COVID-19 on their business and caused supply chain complexities. This decline was partially offset by higher volumes on other direct ship customers and price changes to customers utilizing commodity-based pricing arrangements where the changes in the green coffee commodity costs are passed on to the customer. Our direct ship net sales in the three months ended September 30, 2021 included $3.0 million in price increases to customers utilizing commodity-based pricing arrangements, as compared to $0.9 million in price decreases to customers utilizing such arrangements in the three months ended September 30, 2020.
The following table presents the effect of changes in unit sales, and unit pricing and product mix in the three months ended September 30, 2021 compared to the same period in the prior fiscal year (in millions):

	Three Months Ended September 30, 2021 vs. 2020	% of Total Mix Change
Effect of change in unit sales	$(3.7)	(33.3)%
Effect of pricing and product mix changes	14.8	133.3%
Total increase in net sales	$11.1	100.0%

Unit sales decreased 3.3% and average unit price increased by 15.7% in the three months ended September 30, 2021 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 11.4%. Average unit price increased during three months ended September 30, 2021 due to a higher mix of product sold via our DSD network versus direct ship, as direct ship has a lower average unit price. There were no new product category introductions which had a material impact on our net sales in the three months ended September 30, 2021 or 2020.
Gross Profit
Gross profit in the three months ended September 30, 2021 increased $9.1 million, or 40.3%, to $31.5 million from $22.4 million in the three months ended September 30, 2020. Gross margin increased to 29.0% in the three months ended September 30, 2021 from 23.0% in the three months ended September 30, 2020.
The increase in gross profit in the current year was primarily driven by higher net sales of $11.1 million, partially offset by higher costs of goods sold, as well as higher freight and coffee brewing equipment costs due to higher DSD sales volume. Gross margin improved 6.0% from 23.0% during the prior year period to 29.0% during the three months ended September 30, 2021 due to the effect of the continued recovery from COVID-19 on our DSD channel sales since our DSD channel has higher margins. The increase was also attributable to a decline in our unfavorable production variances and inventory scrap write-downs due to the closure of our aged Houston, Texas plant during fiscal 2021.

Operating Expenses
In the three months ended September 30, 2021, operating expenses decreased $0.6 million to $33.2 million, or 30.7% of net sales, from $33.9 million, or 34.8% of net sales in the prior year period. This decline was due to a $5.2 million increase in net gains from the sales of assets due to the sale of two branch properties during the quarter ended September 30, 2021, mostly offset by a $2.5 million increase in selling expenses and a $2.1 million increase in general and administrative expenses.
The increase in selling expenses was primarily due to variable costs, including payroll, associated with the higher sales volumes, as well as operating costs associated with our new distribution center in Rialto, California. The increase in general and administrative expenses was primarily due to payroll and third party costs related to several supply chain optimization initiatives. The increase in payroll in both and selling and general and administrative expenses are predominately due to the return of the 15% temporary decline in base salaries and the return of the 401(k) cash match suspension that were both cost saving actions implemented in fiscal 2020 due to the COVID-19 pandemic.
Total Other (Expense) Income
Total other (expense) income in the three months ended September 30, 2021 was $0.6 million of expense compared to $5.3 million of income in the three months ended September 30, 2020. This change was primarily a result of the absence of the gains due to the postretirement benefit curtailment in prior year, partially offset by lower interest expense and higher gains on coffee-related derivative instruments in the current year.
Interest expense in the three months ended September 30, 2021 decreased $0.2 million to $3.0 million from $3.2 million in the prior year period. The decrease in interest expense was principally due to the lower interest rate on our Credit Facilities, and lower losses on our interest rate swap.
Other, net in the three months ended September 30, 2021 decreased by $6.1 million to income of $2.4 million compared to income of $8.6 million in the prior year period. The decrease was primarily a result of lower amortized gains on our terminated postretirement medical benefit plan, partially offset by higher mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges.
Income Taxes
In the three months ended September 30, 2021 and September 30, 2020 , we recorded income tax expense of $62 thousand and $142 thousand, respectively. See Note 16, Income Taxes, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Non-GAAP Financial Measures
In addition to net loss determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net loss excluding the impact of:
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
•severance costs;
•non-recurring costs associated with the COVID-19 pandemic;
•net gains and losses from sales of assets;
•non-cash pension settlements and postretirement benefits curtailment; and
•acquisition, integration and strategic initiative costs.

“Adjusted EBITDA Margin” is defined as Adjusted EBITDA expressed as a percentage of net sales.
For purposes of calculating EBITDA and EBITDA Margin and Adjusted EBITDA and Adjusted EBITDA Margin, we have not adjusted for the impact of interest expense on our pension and postretirement benefit plans.
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

Set forth below is a reconciliation of reported net loss to EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2021	2020
Net loss, as reported	$(2,424)	$(6,270)
Income tax expense	62	142
Interest expense (1)	2,172	1,993
Depreciation and amortization expense	6,279	7,041
EBITDA	$6,089	$2,906
EBITDA Margin	5.6%	3.0%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
Set forth below is a reconciliation of reported net loss to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2021	2020
Net loss, as reported	$(2,424)	$(6,270)
Income tax expense	62	142
Interest expense(1)	2,172	1,993
Depreciation and amortization expense	6,279	7,041
ESOP and share-based compensation expense	1,392	1,155
Strategic initiatives	—	341
Net (gains) losses from sales of other assets	(4,582)	618
Non-recurring costs associated with the COVID-19 pandemic	—	111
Severance	590	562
Adjusted EBITDA(2)	$3,489	$5,693
Adjusted EBITDA Margin	3.2%	5.9%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
(2) Adjusted EBITDA for the three months ended September 30, 2020 includes $7.2 million of higher amortized gains resulting from the curtailment of the postretirement medical plan in March 2020, which is further described in our consolidated financial statements in the 2021 Form 10-K.

Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				September 30, 2021		June 30, 2021
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/25/2025	N/A	$41,500	2.75%	$43,500	6.21%
Term Loan	4/26/2021	4/25/2025	$47,500	$45,332	7.50%	$45,278	7.50%
Total				$86,832		$88,778
__________
(1) The weighted average interest rate excludes the fixed rate on the de-designated Amended Rate Swap

On April 26, 2021, we completed the financing of a new senior secured facility composed of a Revolver Credit Facility Agreement and a Term Credit Facility Agreement (the “Credit Facilities”) as described in more detail in Note 12, Debt Obligations, of the Notes to Consolidated Financial Statements included in the fiscal 2021 Annual Report on Form 10‑K.
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
The Credit Facilities contain customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facilities becoming immediately due and payable and termination of the commitments. As of and through September 30, 2021, we were in compliance with all of the covenants under the Credit Facilities. Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.
The Credit Facilities provide us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic and continue to execute on key strategic initiatives.
At September 30, 2021, the Company had outstanding borrowings on the Revolver Credit Facility of $41.5 million and had utilized $4.1 million of the letters of credit sublimit.

Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Credit Facilities described above. In light of our financial position, operating performance and current economic conditions, including the state of the global capital markets, there can be no assurance as to whether or when we will be able to raise capital by issuing securities. We believe that the Credit Facilities, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures, principal payments on our Term Loan Credit Facility, as well as working capital requirements, from our operating cash flows and our Credit facilities to the extent available.

At September 30, 2021, we had $6.0 million of unrestricted cash and cash equivalents and $33.0 million available on our Revolver Credit Facility.
Impact of the COVID-19 Pandemic on our Liquidity
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the spread of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which consists of small independent restaurants, foodservice operators, large institutional buyers, and convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors. This continues to have material impact on our revenues during the three months ended September 30, 2021.
In response to the pandemic's impact on our business, we instituted several initiatives in March 2020 and during the fiscal 2021 to reduce operating expenses and capital expenditures to help mitigate the significant negative impact of our revenue decline. In addition to the costs saving initiatives, in fiscal 2021 we repaid our existing senior secured revolving credit facility, and entered into our new Credit Facilities. We believe that the Credit Facilities provide us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our debt financial covenants, lower our cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on our strategic initiatives.
The magnitude of the COVID-19 pandemic, including the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, is still uncertain due to the rapid development and fluidity of the situation. While we anticipate that our revenue will continue to recover slowly as local, state and national governments ease COVID-19 related restrictions, and vaccines are distributed throughout the country, there can be no assurance that we will be successful in returning to the pre-COVID-19 pandemic levels of revenue or profitability for our fiscal year ending June 30, 2022.

Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below:

	Three Months Ended September 30,
	2021	2020
Condensed Consolidated Statements of cash flows data (in thousands)
Net cash (used) provided by operating activities	$(6,735)	$8,985
Net cash provided (used) in investing activities	4,755	(4,140)
Net cash used in financing activities	(2,269)	(53,833)
Net decrease in cash and cash equivalents and restricted cash	$(4,249)	$(48,988)
Operating Activities
Net cash used in operating activities during the three months ended September 30, 2021 was $6.7 million as compared to net cash provided of $9.0 million in the three months ended September 30, 2020. The $15.7 million change in net cash used in operating activities was primarily attributable to changes in working capital primarily related to inventory and accounts payable, as well as bonus payments for our fiscal 2021 employee incentive program. We did not pay bonuses in prior year for the fiscal 2020 employee incentive program due to the impact COVID-19 had on our business. These outflows were partially offset by realized gains from our coffee-related derivative instruments for the three months ended September 30, 2021
Investing Activities
Net cash provided by investing activities during the three months ended September 30, 2021 was $4.8 million as compared to net cash used of $4.1 million in the three months ended September 30, 2020. The change was due to net cash proceeds of $7.3 million primarily from the sale of two branch assets during the three months ended September 30, 2021. Also, the decline was due to lower expansion capital expenditures to increase the capacity of our Northlake, Texas plant in the prior year period.
Financing Activities
Net cash used in financing activities during the three months ended September 30, 2021 decreased $51.6 million as compared to the three months ended September 30, 2020. The decrease in net cash used in financing activities is primarily due to net repayments of $52.2 million under the Amended Revolving Facility in prior year, compared to $2.0 million in net payments under our Credit Facilities in the current year.

Capital Expenditures
For the three months ended September 30, 2021 and 2020, our capital expenditures paid were as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020
Maintenance:
Coffee brewing equipment	$1,763	$1,100
Building and facilities	—	45
Vehicles, machinery and equipment	216	95
IT, software, office furniture and equipment	264	355
Capital expenditures, maintenance	$2,243	$1,595

Expansion Project:
Machinery and equipment	$299	$2,410
IT equipment	$—	$361
Capital expenditures, Expansion Project	$299	$2,771

Total capital expenditures	$2,542	$4,366
In fiscal year 2022, we anticipate paying between $11.0 million to $14.0 million in maintenance capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facilities.
Depreciation and amortization expenses were $6.3 million and $7.0 million in the three months ended September 30, 2021 and 2020, respectively. We anticipate our depreciation and amortization expense will be approximately $5.5 million to $7.0 million per quarter in the remainder of fiscal year 2022 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Purchase Commitments
As of September 30, 2021, the Company had committed to purchase green coffee inventory totaling $37.9 million under fixed-price contracts, and $13.6 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of September 30, 2021, the Company had operating and finance lease payment commitments totaling $35.2 million. Under our Term Loan Credit Agreement, the Company is required to make quarterly principal repayments of $950 thousand, beginning in fiscal quarter ending June 30, 2022.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2021 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2021 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2021 Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2021, the Company had utilized $4.1 million of the letters of credit sublimit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At September 30, 2021, we had outstanding borrowings on our Revolver Credit Facility of $41.5 million and had utilized $4.1 million of the letters of credit sublimit, as well as $47.5 million of debt outstanding under our Term Loan Credit Facility. The weighted average interest rate on our Revolver Credit Facility was 2.75% with a LIBOR Floor of 0.50%. The weighted average interest rate on our Term Loan Credit Facility was 7.50% with a LIBOR Floor of 1.0%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under these Credit Facilities based on the weighted average interest rate on the outstanding borrowings as of September 30, 2021:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$89,000	5.29%	$4,708
–100 basis points	$89,000	5.29%	$4,708
Unchanged	$89,000	5.29%	$4,708
+100 basis points	$89,000	5.60%	$4,984
+150 basis points	$89,000	6.10%	$5,429
In addition to the Credit Facilities above, the Company executed an ISDA agreement with Wells Fargo (“Amended Rate Swap”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap. See Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in the fiscal 2021 Annual Report on Form 10‑K for further discussions of our derivative instruments.
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
The following table summarizes the potential impact as of September 30, 2021 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$804	$(804)	$3,215	$(3,215)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of September 30, 2021. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of September 30, 2021, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended June 30, 2021, which is accessible on the SEC’s website at www.sec.gov. During the three months ended September 30, 2021, there have been no material changes to the risk factors disclosed in our 2021 Form 10‑K.

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

10.1
General Release and Separation Agreement, dated October 21, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2021 and incorporated herein by reference).

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
________________

*	Filed herewith

**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Deverl Maserang
Deverl Maserang President and Chief Executive Officer (principal executive officer)
November 4, 2021

By:	/s/ Scott R. Drake
Scott R. Drake Chief Financial Officer (principal financial officer)
November 4, 2021