Form 10-Q
period 2021-12-31
FARMER BROTHERS CO
filed 2022-02-04
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

682-549-6600
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
YES ☐ NO  ☒
As of January 25, 2022, the registrant had 18,300,855 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,624	$10,263
Restricted cash	175	175
Accounts receivable, net of allowance for doubtful accounts of $356 and $325, respectively	48,478	40,321
Inventories	87,221	76,791
Short-term derivative assets	10,021	4,351
Prepaid expenses	4,241	5,594
Assets held for sale	—	1,591
Total current assets	153,760	139,086
Property, plant and equipment, net	144,356	150,091
Intangible assets, net	17,050	18,252
Right-of-use operating lease assets	28,221	26,254
Other assets	3,271	4,323
Total assets	$346,658	$338,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	54,346	45,703
Accrued payroll expenses	13,797	15,345
Operating lease liabilities - current	6,999	6,262
Term loan - current	2,850	950
Short-term derivative liabilities	2,144	1,555
Other current liabilities	8,039	6,425
Total current liabilities	88,175	76,240
Long-term borrowings under revolving credit facility	43,500	43,500
Term loan - noncurrent	42,624	44,328
Accrued pension liabilities	38,563	39,229
Accrued postretirement benefits	967	960
Accrued workers’ compensation liabilities	3,381	3,649
Operating lease liabilities - noncurrent	21,605	20,049
Other long-term liabilities	2,533	5,092
Total liabilities	$241,348	$233,047
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of December 31, 2021 and June 30, 2021; liquidation preference of $17,047 and $16,752 as of December 31, 2021 and June 30, 2021, respectively	15	15
Common stock, $1.00 par value, 50,000,000 and 25,000,000 shares authorized as of December 31, 2021 and June 30, 2021, respectively; 18,210,526 and 17,852,793 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	18,212	17,853
Additional paid-in capital	68,259	66,109
Retained earnings	58,172	66,311
Accumulated other comprehensive loss	(39,348)	(45,329)
Total stockholders’ equity	$105,310	$104,959
Total liabilities and stockholders’ equity	$346,658	$338,006
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net sales	$118,445	$104,571	$226,807	$201,841
Cost of goods sold	83,451	78,321	160,359	153,173
Gross profit	34,994	26,250	66,448	48,668
Selling expenses	28,019	24,769	54,028	48,268
General and administrative expenses	11,394	11,570	23,201	21,316
Net (gains) losses from sales of assets	153	(1,168)	(4,429)	(549)
Impairment of fixed assets	—	1,243	—	1,243
Operating expenses	39,566	36,414	72,800	70,278
Loss from operations	(4,572)	(10,164)	(6,352)	(21,610)
Other (expense) income:
Interest expense	(2,489)	(2,938)	(5,515)	(6,181)
Other, net	1,767	9,080	4,211	17,639
Total other (expense) income	(722)	6,142	(1,304)	11,458
Loss before taxes	(5,294)	(4,022)	(7,656)	(10,152)
Income tax expense	126	13,703	188	13,845
Net loss	$(5,420)	$(17,725)	$(7,844)	$(23,997)
Less: Cumulative preferred dividends, undeclared and unpaid	148	143	295	284
Net loss available to common stockholders	$(5,568)	$(17,868)	$(8,139)	$(24,281)
Net loss available to common stockholders per common share—basic	$(0.31)	$(1.02)	$(0.45)	$(1.39)
Net loss available to common stockholders per common share—diluted	$(0.31)	$(1.02)	$(0.45)	$(1.39)
Weighted average common shares outstanding—basic	18,106,151	17,531,521	18,034,658	17,477,268
Weighted average common shares outstanding—diluted	18,106,151	17,531,521	18,034,658	17,477,268

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(5,420)	$(17,725)	$(7,844)	$(23,997)
Other comprehensive income (loss), net of tax:
Unrealized gains on derivative instruments designated as cash flow hedges, net of tax	5,132	3,367	10,991	7,327
Gains on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	(3,712)	(232)	(5,632)	(260)
Losses on derivative instruments de-designated as cash flow hedges reclassified to interest expense, net of tax	308	320	622	659
Change in pension and retiree benefit obligations, net of tax	—	6,184	—	(1,105)
Total comprehensive loss, net of tax	$(3,692)	$(8,086)	$(1,863)	$(17,376)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	14,700	15	17,852,793	17,853	66,109	66,311	(45,329)	104,959
Net loss	—	—	—	—	—	(2,424)	—	(2,424)
Net reclassification of gain (loss) on cash flow hedges	—	—	—	—	—	—	4,253	4,253
ESOP compensation expense, including reclassifications	—	—	51,597	52	619	—	—	671
Share-based compensation	—	—	—	—	721	—	—	721
Issuance of common stock and Stock option exercises	—	—	94,407	94	(94)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(147)	—	(147)
Balance at September 30, 2021	14,700	15	17,998,797	17,999	67,355	63,740	(41,076)	108,033
Net loss	—	—	—	—	—	(5,420)	—	(5,420)
Net reclassification of gain (loss) on cash flow hedges	—	—	—	—	—	—	1,728	1,728
ESOP compensation expense, including reclassifications	—	—	82,437	84	664	—	—	748
Share-based compensation	—	—	—	—	858	—	—	858
Issuance of common stock and stock option exercises, net of shares withheld for taxes	—	—	129,292	129	(618)	—	—	(489)
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(148)	—	(148)
Balance at December 31, 2021	14,700	15	18,210,526	18,212	68,259	58,172	(39,348)	105,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	14,700	15	17,347,774	17,348	62,043	108,536	(76,029)	111,913
Net loss	—	—	—	—	—	(6,270)	—	(6,270)
Net reclassification of gain (loss) on cash flow hedges	—	—	—	—	—	—	4,271	4,271
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	(7,289)	(7,289)
ESOP compensation expense, including reclassifications	—	—	76,671	77	323	—	—	400
Share-based compensation	—	—	—	—	745	—	—	745
Issuance of common stock and Stock option exercises	—	—	7,370	7	(7)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(142)	—	(142)
Balance at September 30, 2020	14,700	15	17,431,815	17,432	63,104	102,124	(79,047)	103,628
Net loss	—	—	—	—	—	(17,725)	—	(17,725)
Net reclassification of gain (loss) on cash flow hedges	—	—	—	—	—	—	3,455	3,455
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	6,184	6,184
ESOP compensation expense, including reclassifications	—	—	108,426	108	287	—	—	395
Share-based compensation	—	—	—	—	399	—	—	399
Issuance of common stock and Stock option exercises	—	—	50,843	51	(51)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(143)	—	(143)
Balance at December 31, 2020	14,700	15	17,591,084	17,591	63,739	84,256	(69,408)	96,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,844)	$(23,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,328	14,349
Impairment of fixed assets	—	1,243
Postretirement Medical benefits gains	—	(14,577)
Deferred income taxes	—	13,472
Net gains from sales of assets	(4,429)	(549)
Net gains on derivative instruments	(7,952)	(2,093)
Other adjustments	2,808	1,776
Change in operating assets and liabilities:
Accounts receivable	(8,458)	(818)
Inventories	(11,634)	(13,209)
Derivative assets, net	8,201	1,761
Other assets	2,273	2,418
Accounts payable	8,237	12,430
Accrued expenses and other	(2,125)	3,971
Net cash used in operating activities	$(8,595)	$(3,823)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,887)	(9,636)
Proceeds from sales of property, plant and equipment	8,175	1,926
Net cash provided by (used in) investing activities	$2,288	$(7,710)
Cash flows from financing activities:
Proceeds from Credit Facilities	4,000	21,150
Repayments on Credit Facilities	(4,000)	(61,150)
Payments of finance lease obligations	(23)	(9)
Payment of financing costs	(309)	(2,614)
Net cash used in financing activities	$(332)	$(42,623)
Net decrease in cash and cash equivalents and restricted cash	(6,639)	(54,156)
Cash and cash equivalents and restricted cash at beginning of period	10,438	60,013
Cash and cash equivalents and restricted cash at end of period	$3,799	$5,857

Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$406	$380
Non-cash issuance of 401-K common stock	$134	$185
Cumulative preferred dividends, undeclared and unpaid	$295	$284

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. Events occurring subsequent to December 31, 2021 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and six months ended December 31, 2021.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on September 10, 2021 (the “2021 Form 10-K”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FBC Finance Company, a California corporation, Coffee Bean Holding Co., Inc., a Delaware corporation and, the parent company of Coffee Bean International, Inc., an Oregon corporation, China Mist Brands, Inc., a Delaware corporation, and Boyd Assets Co., a Delaware corporation. All intercompany balances and transactions have been eliminated.
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
During the three and six months ended December 31, 2021, there were no significant updates made to the Company’s significant accounting policies.
Concentration of Credit Risk
At December 31, 2021 and June 30, 2021, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative asset positions. At December 31, 2021 and June 30, 2021, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 44% and 31% of the Company’s trade accounts receivable balance was with five customers at December 31, 2021 and June 30, 2021, respectively. The Company estimates its maximum credit risk for accounts

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all estimated credit losses have been appropriately considered in establishing the allowance for doubtful accounts.
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
Supplemental unaudited consolidated balance sheet information related to leases is as follows:

(In thousands)	Classification	December 31, 2021	June 30, 2021
Operating lease assets	Right-of-use operating lease assets	$28,221	$26,254
Finance lease assets	Property, plant and equipment, net	656	739
Total lease assets		$28,877	$26,993

Operating lease liabilities - current	Operating lease liabilities - current	6,999	6,262
Finance lease liabilities - current	Other current liabilities	193	192
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	21,605	20,049
Finance lease liabilities -noncurrent	Other long-term liabilities	484	563
Total lease liabilities		$29,281	$27,066
The components of lease expense are as follows:

		Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	Classification	2021	2020	2021	2020
Operating lease expense	General and administrative expenses and cost of goods sold	$1,888	$1,953	$3,670	$3,578
Finance lease expense:
Amortization of finance lease assets	General and administrative expenses	41	—	82	9
Interest on finance lease liabilities	Interest expense	11	—	23	—
Total lease expense		$1,940	$1,953	$3,775	$3,587

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Maturities of lease liabilities are as follows:

	December 31, 2021
(In thousands)	Operating Leases	Finance Leases
2022	$3,516	$96
2023	6,890	193
2024	6,624	193
2025	5,432	193
2026	4,325	96
Thereafter	6,559	—
Total lease payments	33,346	771
Less: interest	(4,742)	(94)
Total lease obligations	$28,604	$677
Lease term and discount rate:

	December 31, 2021	June 30, 2021
Weighted-average remaining lease terms (in years):
Operating lease	6.8	7.3
Finance lease	4.0	4.5

Weighted-average discount rate:
Operating lease	5.61%	5.23%
Finance lease	6.50%	6.50%
Other Information:

	Six Months Ended December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,351	$3,835
Operating cash flows from finance leases	73	—
Financing cash flows from finance leases	23	9
Note 4. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to be fixed green coffee purchase contracts, which are described further in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in the 2021 Form 10-K. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company’s future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at December 31, 2021 and June 30, 2021:

(In thousands)	December 31, 2021	June 30, 2021
Derivative instruments designated as cash flow hedges:
Long coffee pounds	14,663	14,625
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	2,921	6,886
Total	17,584	21,511

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Coffee-related derivative instruments designated as cash flow hedges outstanding as of December 31, 2021 will expire within 15 months. At December 31, 2021 and June 30, 2021 approximately 83% and 68%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
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
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the three months ended September 30, 2020, the Company de-designated the Rate Swap derivative instrument. As a result, the balance in accumulated other comprehensive income, or “AOCI” was frozen at the time of de-designation. The Company recognized $0.3 million and $0.6 million, respectively, out of AOCI and into interest expense for the three and six months ended December 31, 2021. The remaining balance of $2.0 million frozen in AOCI will be amortized over the life of the Rate Swap through October 11, 2023.
In connection with a new revolver credit facility agreement in April 2021 (see Note 11 for details), the Company also executed a new ISDA agreement (the “Amended Rate Swap”) to transfer its interest swap to Wells Fargo Bank, N.A. (“Wells Fargo”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original Rate Swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap.
The Company did not designate the Amended Rate Swap as a cash flow hedge. The Company’s obligations under the Amended Rate Swap are secured by the collateral which secures the loans under the new Revolver Credit Facility (see Note 11 for details) on a pari passu and pro rata basis with the principal of such loans.
Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
(In thousands)	December 31, 2021	June 30, 2021	December 31, 2021	June 30, 2021
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments	$8,783	$3,823	$1,238	$528
Long-term derivative assets:
Coffee-related derivative instruments (1)	—	292	—	—
Short-term derivative liabilities:
Coffee-related derivative instruments	25	20	788	3
Interest rate swap derivative instruments	—	—	1,331	1,532
Long-term derivative liabilities:
Coffee-related derivative instruments (2)	—	—	—	—
Interest rate swap derivative instruments (2)	—	—	710	1,653
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

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
(In thousands)	2021	2020	2021	2020
Net losses recognized in AOCI - Interest rate swap	$—	$—	$—	$(304)	AOCI
Net losses recognized from AOCI to earnings - Interest rate swap	(4)	(9)	(4)	(344)	Interest Expense
Net losses reclassified from AOCI to earnings for de-designated Interest rate swap	(304)	(320)	(618)	(659)	Interest Expense
Net gains (losses) recognized in AOCI - Coffee-related	5,132	3,101	10,991	7,366	AOCI
Net gains (losses) recognized in earnings - Coffee - related	3,712	240	5,632	604	Cost of goods sold
For the three and six months ended December 31, 2021 and 2020, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net (gains) losses on derivative instruments in the Company’s consolidated statements of cash flows also include net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three months ended December 31, 2021 and 2020. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s consolidated statements of operations and in Net (gains) losses on derivative instruments in the Company’s consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Net gains on coffee-related derivative instruments(1)	$872	$1,338	$2,422	$1,834
Non-operating pension and other postretirement benefits(2)	895	7,744	1,789	15,488
Other gains (losses), net	—	(2)	—	317
Other, net	$1,767	$9,080	$4,211	$17,639
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and six months ended December 31, 2021 and 2020.
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
December 31, 2021	Derivative Assets	$10,021	$(813)	$—	$9,208
	Derivative Liabilities	2,854	(813)	—	2,041
June 30, 2021	Derivative Assets	4,643	(23)	—	4,620
	Derivative Liabilities	3,208	(23)	—	3,185
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at December 31, 2021, $11.7 million of net gains on

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of December 31, 2021.
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the three months ended September 30, 2020, the Company de-designated the Rate Swap derivative instrument. The frozen AOCI is subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of December 31, 2021, $1.2 million of net losses on the Rate Swap de-designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months.
Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2021
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$8,783	$—	$8,783	$—
Coffee-related derivative liabilities (1)	25	—	25	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	1,238	—	1,238	—
Coffee-related derivative liabilities(1)	788	—	788	—
Interest rate swap derivative liabilities (2)	2,041	—	2,041	—

June 30, 2021
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$4,115	$—	$4,115	$—
Coffee-related derivative liabilities (1)	20	—	20	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	528	—	528	—
Coffee-related derivative liabilities (1)	3	—	3	—
Interest rate swap derivative liabilities (2)	3,185	—	3,185	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
(2)The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.
Note 6. Accounts Receivable, Net

(In thousands)	December 31, 2021	June 30, 2021
Trade receivables	$46,817	$37,208
Other receivables(1)	2,017	3,438
Allowance for doubtful accounts	(356)	(325)
Accounts receivable, net	$48,478	$40,321
__________
(1) Includes vendor rebates and other non-trade receivables.
There was no material change in the allowance for doubtful accounts during the six months ended December 31, 2021.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 7. Inventories

(In thousands)	December 31, 2021	June 30, 2021
Coffee
Processed	$25,767	$20,917
Unprocessed	41,161	34,762
Total	$66,928	$55,679
Tea and culinary products
Processed	$13,935	$15,228
Unprocessed	57	60
Total	$13,992	$15,288
Coffee brewing equipment parts	$6,301	$5,824
Total inventories	$87,221	$76,791
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
Note 8. Property, Plant and Equipment

(In thousands)	December 31, 2021	June 30, 2021
Buildings and facilities	$94,949	$94,846
Machinery, vehicles and equipment	221,054	223,579
Capitalized software	24,639	24,218
Office furniture and equipment	14,129	13,834
	$354,771	$356,477
Accumulated depreciation	(222,370)	(218,341)
Land	11,955	11,955
Property, plant and equipment, net	$144,356	$150,091
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	December 31, 2021	June 30, 2021
Coffee Brewing Equipment	$95,907	$97,105
Accumulated depreciation	(70,542)	(70,705)
Coffee Brewing Equipment, net	$25,365	$26,400
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Depreciation expense	$1,905	$2,334	$3,869	$4,694
Other CBE expenses	5,702	5,968	11,750	11,536
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 9. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		December 31, 2021			June 30, 2021
(In thousands)	Weighted Average Amortization Period as of December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	5.2	$33,003	$(20,792)	$12,211	$33,003	$(19,692)	$13,311
Non-compete agreements	0.0	220	(218)	2	220	(202)	18
Recipes	1.8	930	(686)	244	930	(619)	311
Trade name/brand name	1.9	510	(439)	71	510	(420)	90
Total amortized intangible assets		$34,663	$(22,135)	$12,528	$34,663	$(20,933)	$13,730
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$4,522	$—	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$4,522	$—	$4,522
Total intangible assets		$39,185	$(22,135)	$17,050	$39,185	$(20,933)	$18,252
Aggregate amortization expense for the three months ended December 31, 2021 and 2020 was $0.6 million in each period. Aggregate amortization expense for the six months ended December 31, 2021 and 2020 was $1.2 million in each period.
Note 10. Employee Benefit Plans
Single Employer Pension Plans
As of December 31, 2021, the Company has two defined benefit pension plans for certain employees, the "Farmer Bros. Plan" and the “Hourly Employees' Plan”. The Company froze benefit accruals and participation in these plans effective June 30, 2011 and October 1, 2016, respectively. After the plan freezes, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.
The net periodic benefit (credit) cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	848	859	1,696	1,718
Expected return on plan assets	(1,237)	(1,038)	(2,474)	(2,075)
Amortization of net loss(1)	339	502	678	1,005
Net periodic benefit (credit) cost	$(50)	$323	$(100)	$648
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	December 31, 2021	June 30, 2021
Discount rate	2.60%	2.55%
Expected long-term return on plan assets	6.25%	6.25%
 Multiemployer Pension Plans
The Company participates in two multiemployer defined benefit pension plans that are union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements, of which the Western Conference of Teamsters Pension Plan ("WCTPP") is individually significant. The Company makes contributions to these plans

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

generally based on the number of hours worked by the participants in accordance with the provisions of negotiated labor contracts.
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Contributions to WCTPP	$226	$300	$471	$523
Contributions to All Other Plans	10	9	17	14
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
401(k) Plan
Farmer Bros. Co. 401(k) Plan (the “401(k) Plan”) is available to all eligible employees. The 401(k) Plan match portion is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors.
In March 2020, due to the impact the COVID-19 pandemic had on our business and financial results, the Company elected to suspend the 401(k) Plan matching contribution for non-union employees and recorded no matching contributions in the six months ended December 31, 2020.
Beginning in July 2021, the Company re-instated a 401(k) Plan matching program for non-union employees, by matching 50% of any non-union employee's annual contribution to the 401(k) Plan, up to 6% of such employee's eligible income, which is substantially similar to the program prior to its suspension in March 2020. The Company recorded matching contributions of $0.5 million and $1.1 million in operating expenses in the three and six months ended December 31, 2021.
Additionally, the Company makes an annual safe harbor non-elective contribution of shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), equal to 4% of each eligible participant’s annual plan compensation. During the three months ended December 31, 2021 and 2020, the Company contributed a total of 82,437 and 108,426 shares Common Stock with a value of $0.7 million and $0.3 million, respectively, to eligible participants’ annual plan compensation.
During the six months ended December 31, 2021 and 2020, the Company contributed a total of 134,034 and 185,097 shares of Common Stock with a value of $1.3 million and $0.6 million, respectively, to eligible participants’ annual plan compensation.
Effective January 1, 2022, the Company amended the 401(k) Plan to, among other things, increase the number of shares of Common Stock, available for issuance under the 401(k) Plan by 2,000,000 additional shares of Common Stock and permit participants in the 401(k) Plan to invest a portion of their 401(k) Plan accounts into Common Stock.
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
The Company provides a postretirement death benefit (the “Death Benefit” Plan) to certain employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement and certain other conditions related to the manner of employment termination and manner of death. In June 2021, the Company amended the

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Death Benefit Plan effective immediately, which triggered re-measurement of the plan. In conjunction with the amendment, the Company created a new Executive Death Benefit Plan (the “Executive Death Benefit Plan”) for a small group of participants in the Death Benefit Plan. Under the Executive Death Benefit Plan, the participants receive the same benefits they would have received under the Death Benefit Plan.
The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit Plan for the three and six months ended December 31, 2021 and 2020.

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$—	$5	$—	$10
Interest cost	7	73	13	147
Amortization of net gain	3	(2,728)	6	(5,456)
Amortization of prior service credit	—	(4,481)	—	(8,961)
Net periodic postretirement benefit cost (credit)	$10	$(7,131)	$19	$(14,260)
Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal year
	2022	2021
Retiree Medical Plan discount rate	N/A	0.06%
Death Benefit Plan discount rate	2.72%	2.87%
Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				December 31, 2021		June 30, 2021
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/25/2025	N/A	$43,500	2.75%	$43,500	6.21%
Term Loan	4/26/2021	4/25/2025	$47,500	$45,474	7.50%	$45,278	7.50%
Total				$88,974		$88,778
__________
(1) The weighted average interest rate excludes the fixed rate on the de-designated Amended Rate Swap
On April 26, 2021, the Company entered into a new senior secured facility composed of (a) a Credit Agreement, (the “Revolver Credit Facility Agreement”) by and among the Company, Boyd Assets Co., FBC Finance Company, Coffee Bean Holding Co., Inc., Coffee Bean International, Inc. and China Mist Brands, Inc., as borrowers (collectively, the “Borrowers”), Wells Fargo, as administrative agent and lender, and the other lenders party thereto, and various loan documents relating thereto including the Guaranty and Security Agreement, (the “Revolver Security Agreement”), by and among the Borrowers, as grantors, and Wells Fargo, as administrative agent, and (b) a Credit Agreement, (the “Term Credit Facility Agreement”) by and among the Borrowers, MGG Investment Group LP. (“MGG”), as administrative agent, and the lenders party thereto, and various loan documents relating thereto including the Guaranty and Security Agreement, (the “Term Security Agreement”), by and among the Borrowers, as grantors, and MGG, as administrative agent.
The following summary description of the Revolver Credit Facility Agreement and the Revolver Security Agreement key items. Please refer to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 for the full text of the agreements.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

5.Revolver calculated as the lesser of (a) $80.0 million and (b) the amount derived from pursuant to a borrowing base composed of the sum of (i) 85%of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value of Eligible Inventory, minus (c) applicable reserve;
6.interest under the Revolver equal to either LIBOR + 2.25% per annum, with LIBOR floor 0.50%, or base rate + 1.25% per annum; and
7.In the event that Borrowers’ availability to borrow under the Revolver falls below $10.0 million, financial covenant requires the Company to have a fixed charge coverage ratio of at least 1.00:1.00 at all such times.
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
The following summary description of the Term Credit Facility Agreement and the Term Security Agreement key items. Please refer to Exhibit 10.3 to our Quarterly Report on Form 10-Q for quarter ended March 31, 2021 for the full text of the agreements.
The Term Credit Facility Agreement, among other things include:
1.total commitment of $47.5 million in the form of a term loan (“Term Loan”);
2.maturity date of April 25, 2025;
3.fully collateralized by all existing and future capital stock of the Borrowers (other than the Company) and all of the Borrowers' personal and real property;
4.interest under the Term Loan is either (a) LIBOR + 6.5% per annum, with LIBOR Floor 1.0%, or (b) base rate + 5.50% per annum, with a 3% floor on base rate; and
5.financial covenants include;
(i) commencing on the fiscal quarter ending on March 31, 2022, quarterly minimum EBITDA and fixed charge coverage ratio requirements specified therein.
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
At December 31, 2021, the Company had outstanding borrowings on the Revolver Credit Facility of $43.5 million and had utilized $4.1 million of the letters of credit sublimit. At December 31, 2021, we had $32.4 million available on our Revolver Credit Facility.
As of December 31, 2021, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement and the Term Credit Facility Agreement (collectively, the “Credit Facilities”). Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.
In connection with the Credit Facilities, the Company executed the Amended Rate Swap. Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original interest rate swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
Shares are held by the ESOP trustee for allocation among participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.

	December 31, 2021	June 30, 2021
Allocated shares	1,024,737	1,067,687
Committed to be released shares	—	—
Unallocated shares	—	—
Total ESOP shares	1,024,737	1,067,687
(In thousands)
Fair value of ESOP shares	$7,634	$13,549
Effective January 1, 2022, the Company merged the ESOP plan into the 401(k) Plan and transferred all of the assets in the ESOP to the 401(k) Plan.
Note 13. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of December 31, 2021, there were 1,587,760 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
On December 15, 2021, the Company’s stockholders approved an amendment (the “Plan Amendment”) to the 2017 Plan, which (i) increased the number of shares of Common Stock available for grant under the Plan by 1,500,000 additional shares of Common Stock and (ii) allows the Company to utilize awards to attract and incentivize non-employee consultants.

Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of December 31, 2021, there were 138,520 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted during the six months ended December 31, 2021.
The following table summarizes NQO activity for six months ended December 31, 2021:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2021	513,325	13.06	5.17	$706
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(12,595)	16.39	—	—
Expired	(21,243)	20.48	—	—
Outstanding at December 31, 2021	479,487	12.67	4.81	$71
Exercisable at December 31, 2021	279,889	13.74	4.68	$23
The aggregate intrinsic values outstanding at the end of period in the table above represent the total pretax intrinsic values, based on the closing price of Common Stock of $7.45 at December 31, 2021 and $12.69 at June 30, 2021, representing the last trading day of the respective periods, which would have been received by NQO holders had all award

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

holders exercised their NQOs that were in-the-money as of those dates. NQOs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during six months ended December 31, 2021 and 2020.
At December 31, 2021 and June 30, 2021, respectively, there was $0.5 million and $0.9 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at December 31, 2021 is expected to be recognized over the weighted average period of eleven months. Total compensation expense for NQOs was $0.2 million and $0.2 million for the three months ended December 31, 2021 and 2020, respectively and $0.3 million and $0.4 million for the six months ended December 31, 2021 and 2020, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the six months ended December 31, 2021:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2021	11,750	29.76	0.71	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(8,035)	28.88	—	—
Outstanding at December 31, 2021	3,715	31.71	0.79	$—
Exercisable at December 31, 2021	3,714	31.72	0.79	$—
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $7.45 at December 31, 2021 and $12.69 at June 30, 2021, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates.
There were no options exercised during six months ended December 31, 2021 and 2020.
At December 31, 2021 and June 30, 2021, there was no unrecognized PNQ compensation cost. There was no compensation expense related to PNQs in the three and six months ended December 31, 2021 and 2020.
Restricted Stock
The following table summarizes restricted stock activity for the six months ended December 31, 2021:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2021	681,570	$10.47
Granted	414,164	7.64
Vested/Released	(260,011)	5.02
Cancelled/Forfeited	(58,709)	3.40
Outstanding and nonvested at December 31, 2021	777,014	$6.79
The total grant-date fair value of restricted stock granted during the six months ended December 31, 2021 was $3.4 million.
At December 31, 2021 and June 30, 2021, there was $4.8 million and $2.8 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at December 31, 2021 is expected to be recognized over the weighted average period of 1.6 years. Total compensation expense for restricted stock was $0.6 million and $0.6 million, respectively, in the three months ended December 31, 2021 and 2020. Total compensation expense for restricted stock was $1.0 million and $1.1 million, respectively, in the six months ended December 31, 2021 and 2020.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the six months ended December 31, 2021:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded(1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2021	354,466	$6.06
Granted(1)	158,659	8.91
Vested/Released	(381)	25.04
Cancelled/Forfeited	(14,534)	4.22
Outstanding and nonvested at December 31, 2021	498,210	$4.92
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 200% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
The total grant-date fair value of PBRSUs granted during the six months ended December 31, 2021 was $1.4 million.
At December 31, 2021 and June 30, 2021, there was $2.0 million and $1.0 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at December 31, 2021 is expected to be recognized over the weighted average period of 2.4 years. Total compensation expense for PBRSUs was $184.0 thousand and $21.0 thousand, respectively, for the three months ended December 31, 2021 and 2020. Total compensation expense for PBRSUs was $0.3 million for the six months ended December 31, 2021. For the six months ended December 31, 2020, the Company reversed the previously recognized nonvested compensation expense of $295.8 thousand for awards granted prior to fiscal 2021 since it was deemed not probable that the Company will achieve the target performance conditions.
Cash-Settled Restricted Stock Units (“CSRSUs”)
CSRSUs vest in equal installments over a three-year period from the grant date, and are cash-settled upon vesting based on the closing share price of Common Stock on the vesting date.
The CSRSUs are accounted for as liability awards, and compensation expense is measured at fair value on the date of grant and recognized on a straight-line basis over the vesting period net of forfeitures. Compensation expense is remeasured at each reporting date with a cumulative adjustment to compensation cost during the period based on changes in the closing share price of Common Stock.
The following table summarizes CSRSU activity for the six months ended December 31, 2021:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2021	185,602	$4.31
Granted	85,851	8.91
Vested/Released	(52,583)	4.31
Cancelled/Forfeited	(27,841)	4.31
Outstanding and nonvested at December 31, 2021	191,029	$6.38
The total grant-date fair value of CSRSUs granted during the six months ended December 31, 2021 was $0.8 million.
At December 31, 2021 and June 30, 2021, there was $1.3 million and $2.0 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at December 31, 2021 is expected to be recognized over the weighted average period of 2.3 years. Total compensation expense for CSRSUs was $123.0 thousand and $117.1 thousand, respectively for the three and six months ended December 31, 2021. Total compensation expense for CSRSUs was a credit of $20.6 thousand in the three and six months ended December 31, 2020.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The PCAs are measured initially based on a fixed amount of the awards at the date of grant and are required to be re-measured based on the probability of achieving the performance conditions at each reporting date until settlement. Compensation expense for PCAs is recognized over the applicable performance periods. The Company records a liability equal to the cost of PCAs for which achievement of the performance condition is deemed probable. As of December 31, 2021 and 2020, there was no liability and no unrecognized PCA compensation cost since it was deemed not probable that the Company will achieve the target performance conditions.
Note 14. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	December 31, 2021	June 30, 2021
Cumulative preferred dividends, undeclared and unpaid	$2,347	$2,051
Accrued workers’ compensation liabilities	860	1,016
Finance lease liabilities	193	192
Other (1)	4,639	3,166
Other current liabilities	$8,039	$6,425
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities other than workers compensation.
Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	December 31, 2021	June 30, 2021
Derivative liabilities—noncurrent	$710	$1,653
Deferred compensation(1)	179	1,716
Finance lease liabilities	484	563
Deferred income taxes and other liabilities	1,160	1,160
Other long-term liabilities	$2,533	$5,092
___________
(1) Includes payroll taxes and cash-settled restricted stock units liabilities.
Note 16. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Income tax expense	$126	$13,703	$188	$13,845
Effective tax rate	(2.4)%	(340.7)%	(2.5)%	(136.4)%
The Company’s interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. The Company recognizes the effects of tax legislation in the period in which the law is enacted. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years the Company estimates the related temporary differences to reverse. The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. In making such assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future income projections. The difference between the Company’s effective tax rate and the federal statutory rate in each period presented primarily results from state tax expenses and changes in the Company’s valuation allowance. The effective tax rates for the three and six month periods ended December 31, 2020 were also affected by tax expense of $13.5 million related to previously deferred non-cash tax expense in accumulated other comprehensive income associated with gains on the postretirement medical plan in prior years.
Tax expense in the three months ended December 31, 2021 was $126 thousand compared to $13.7 million in the three months ended December 31, 2020, which primarily relates to $13.5 million of previously deferred non-cash tax expense in accumulated other comprehensive income associated with gains on the postretirement medical plan in prior years. Tax expense in the six months ended December 31, 2021 was $188 thousand compared to $13.8 million in the six months ended December 31, 2020, which primarily relates to $13.5 million of previously deferred non-cash tax expense in accumulated other comprehensive income associated with gains on the postretirement medical plan in prior years.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

exceptions, as of December 31, 2021, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2018. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
Note 17. Net Loss Per Common Share
Basic net (loss) per common share is calculated by dividing net loss attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) per common share is calculated by dividing diluted net loss attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, and shares of the Company’s Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), as converted, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period) and unvested performance-based restricted stock units because their inclusion would have been anti-dilutive.
The following table presents the computation of basic and diluted earnings loss per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share amounts)	2021	2020	2021	2020
Undistributed net loss available to common stockholders	$(5,334)	$(17,223)	$(7,830)	$(23,509)
Undistributed net loss available to nonvested restricted stockholders and holders of convertible preferred stock	(234)	(645)	(309)	(772)
Net loss available to common stockholders—basic	$(5,568)	$(17,868)	$(8,139)	$(24,281)

Weighted average common shares outstanding—basic	18,106,151	17,531,521	18,034,658	17,477,268
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—
Shares issuable under PBRSUs	—	—	—	—
Shares issuable under convertible preferred stock	—	—	—	—
Weighted average common shares outstanding—diluted	18,106,151	17,531,521	18,034,658	17,477,268
Net loss available to common stockholders per common share—basic	$(0.31)	$(1.02)	$(0.45)	$(1.39)
Net loss available to common stockholders per common share—diluted	$(0.31)	$(1.02)	$(0.45)	$(1.39)
The following table summarizes anti-dilutive securities excluded from the computation of diluted net (loss) per common share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Shares issuable under stock options	481,429	545,797	487,088	545,797
Shares issuable under convertible preferred stock	444,849	429,614	444,849	429,614
Shares issuable under PBRSUs	498,210	81,070	437,211	82,189
Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the acquisition of substantially all of the assets of the Boyd Coffee Company. At December 31, 2021, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,160	$17,047	$2,347	$17,047
Note 19. Revenue Recognition

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
(In thousands)	$	% of total	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$75,506	63.8%	$69,427	66.4%	$146,104	64.4%	$135,581	67.2%
Tea & Other Beverages (1)	22,891	19.3%	19,115	18.3%	41,928	18.5%	34,644	17.1%
Culinary	13,913	11.7%	11,497	11.0%	$26,988	11.9%	21,920	10.9%
Spices	5,059	4.3%	4,264	4.1%	10,258	4.5%	9,010	4.5%
Net sales by product category	117,369	99.1%	104,303	99.8%	225,278	99.3%	201,155	99.7%
Delivery Surcharge	1,076	0.9%	268	0.2%	1,529	0.7%	686	0.3%
Net sales	$118,445	100.0%	$104,571	100.0%	$226,807	100.0%	$201,841	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of December 31, 2021. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets. At December 31, 2021 and June 30, 2021, “Accounts receivable, net” included, $46.8 million and $37.2 million, respectively, in receivables from contracts with customers.
Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 20, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2021 Form 10-K. During the six months ended December 31, 2021, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of December 31, 2021, the Company had committed to purchase green coffee inventory totaling $50.5 million under fixed-price contracts, and $16.9 million in inventory and other purchases under non-cancelable purchase orders.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
On November 20, 2020, CERT filed an appeal with the Superior Court of California. On January 29, 2021, CERT filed another appeal with the Superior Court of California. On April 9, 2021, CERT filed it’s opening brief on the first appeal. The Company filed its responsive brief on August 27, 2021. CERT’s response was due November 15, 2021. With respect to CERT’s second appeal, the Company’s Respondent Brief was filed on November 18, 2021. CERT’s reply in the second appeal is due February 4, 2022. The Company believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is less than reasonably possible.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 21. Sales of Assets
Sale of Branch Property
During the six months ended December 31, 2021, the Company completed the sale of the following branch properties, none of which were leased back:

(In thousands)
Name of Branch Property	Date Sold	Sales Price	Net Proceeds	Gain on Sale
Santa Ana, California	7/2/2021	$4,299	$4,072	$3,571
Santa Fe Springs, California	7/7/2021	2,650	2,507	1,509
San Antonio, Texas	11/2/2021	898	820	729

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 10, 2021 (the “2021 Form 10-K”) and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC.
Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the duration and magnitude of the disruption to our business and customers from the COVID-19 pandemic (including the effects of emerging and novel variants of the virus and any virus containment measures such as stay-at-home orders or government mandates) and severe winter weather, levels of consumer confidence in national and local economic business conditions, the duration and magnitude of the pandemic’s impact on labor conditions, the success of our strategy to recover from the effects of the pandemic, the success of our turnaround strategy, the execution of our five strategic initiatives, the impact of capital improvement projects, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in our performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees, our success in adapting to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, including any effects from inflation, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.
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
We operate production facilities in Northlake, Texas; Portland, Oregon; and Hillsboro, Oregon. We distribute our products from our Northlake, Texas, Portland, Oregon and Hillsboro, Oregon production facilities, as well as separate distribution centers in Portland, Oregon, Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 224 delivery routes and 88 branch warehouses as of December 31, 2021, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the effects of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which consist of small independent restaurants, foodservice operators, large institutional buyers, convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors. The COVID-19 pandemic continues to have a material impact on our revenues during the three and six months ended December 31, 2021.
As local and state governments across the country have eased COVID-19 restrictions, and vaccines have become generally available, we have continued to see improved average weekly sales trends. During the three months ended December 31, 2021, our average weekly sales were down 17% compared to pre-COVID levels, which represents continued improvement from the three months ended September 30, 2021 and December 31, 2020 when sales were down 25% and 40%, respectively. Although we experienced improvement in several markets this quarter, the recovery in certain regions and markets were negatively impacted starting in December by the recent increase in COVID-19 cases related to the Omicron variant that caused certain government restrictions to be reimplemented.
Although our Direct Ship sales channel was also affected by the COVID-19 pandemic, the impact was significantly less due to the types of customers we serve through this channel. These customers include our retail business and products sold by key grocery stores under their private labels, as well as third party e-commerce platforms, which have been impacted less by the pandemic. For the three months ended December 31, 2021, our Direct Ship revenues were also negatively impacted by accounts we decided to exit during fiscal 2021 because they resulted in lower or negative profit due to the impacts from COVID-19 on their business and caused supply chain complexities.
Due to the impact of the COVID-19 pandemic on our revenues, we instituted several initiatives in March 2020 and during fiscal 2021 to reduce operating expenses and capital expenditures to help mitigate the significant negative impact of our revenue decline. In addition to the costs saving initiatives, in fiscal 2021 we repaid our existing senior secured revolving credit facility, and entered into a new senior secured facility composed of a Revolver Credit Facility Agreement and a Term Credit Facility Agreement (the “Credit Facilities”). We believe that the Credit Facilities provide us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our financial covenants, lower our cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on our strategic initiatives.
The duration and magnitude of the COVID-19 pandemic, including the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, remains uncertain. The ultimate impacts of the COVID-19 pandemic on our business will depend on future developments, including the availability and cost of labor, global supply chain disruptions, variants of the virus, and the availability and use of vaccines, which are highly uncertain and cannot be predicted. While we anticipate that our revenue will continue to recover slowly as local, state and national governments ease COVID-19 related restrictions, and vaccines become more widely accepted, there can be no assurance that we will be successful in returning to the pre-COVID-19 pandemic levels of revenue or profitability for our fiscal year ending June 30, 2022 (“fiscal 2022”).
For other impacts of the COVID-19 pandemic, please see “Item 1A. Risk Factors” in our 2021 Form 10‑K, which is accessible on the SEC’s website at www.sec.gov.

Summary Overview of Three Months Ended December 31, 2021 Results of Operations
During the three months ended December 31, 2021, revenues from both our DSD and Direct ship sales channels continued to be negatively impacted by the COVID-19 pandemic.
As a result of the COVID-19 pandemic, our largest DSD revenue declines were in our restaurant, healthcare, hotel and casino channels, while the C-store channel was impacted less. However, due to the significant recovery in these channels throughout fiscal 2021 and fiscal 2022, our average weekly DSD sales compared to pre COVID levels improved from down 40% during the three months ended December 31, 2020 to down 17% during the three months ended December 31, 2021.
Our Direct ship channel sales declined 6.8% during the three months ended December 31, 2021 compared to the prior year period. This was due to accounts we exited during fiscal 2021 because they resulted in lower or negative profit due to the impact of the COVID-19 pandemic on their business. These declines were partially offset by the recovery from the impact of the COVID-19 pandemic by some of our other Direct ship customers.
Gross margin improved 4.4% from 25.1% during the prior year period to 29.5% during the three months ended December 31, 2021. This improvement was mostly due to the effect of the continued recovery from the COVID-19 pandemic on our DSD channel sales since our DSD channel has higher margins. The increase was also attributable to a decline in our unfavorable production variances and inventory scrap write-downs due to the closure of our aged Houston, Texas plant during fiscal 2021. These improvements were partially offset by higher freight costs due to global supply chain challenges. During the three months ended December 31, 2021, we implemented price increases and delivery surcharges across our DSD network to mitigate the impact of higher supply chain and product costs.
Operating expenses increased $3.2 million during the three months ended December 31, 2021 compared to the prior year period due to a $3.3 million increase in selling expenses and $1.3 million lower net gains from the sales of branch properties, partially offset by $1.2 million lower fixed assets impairment and a $0.2 million decrease in general and administrative expenses. The increase in selling expenses was primarily due to variable costs, including payroll, associated with the higher sales volumes, as well as operating costs associated with our new distribution center in Rialto, California. The decrease in general and administrative expenses was primarily due to the absence of one-time severance and strategic costs saving action taken during the prior year period.
Our capital expenditures for the three months ended December 31, 2021 were $3.3 million, a decline of $1.9 million compared to the prior year period. This was due to lower investment spending of $2.4 million for several strategic initiatives completed during fiscal 2021, partially offset by higher maintenance capital spend of $0.5 million compared to the prior year period. Our capital expenditures for the six months ended December 31, 2021 were $5.9 million, a decline of $3.8 million compared to the prior year period. This was due to lower investment capital of $4.9 million for several strategic initiatives completed during fiscal 2021, partially offset by higher maintenance capital spend of $1.2 million compared to the prior year period. The higher maintenance capital was mainly due to the purchase of coffee brewing equipment for our DSD customers as volumes have improved, as well as small DFW plant and IT projects. Several key initiatives in fiscal 2021, including a focus on refurbished coffee brewing equipment to drive cost savings, helped reduce our purchases as DSD sales volumes return.
As of December 31, 2021, the outstanding principal on our Revolver and Term Loan Credit Facilities was $91.0 million, an increase of $2.0 million from September 30, 2021. Our cash balance decreased by $2.4 million, from $6.0 million as of September 30, 2021, to $3.6 million as of December 31, 2021.
As of December 31, 2021, the outstanding principal on our Credit Facilities was $91.0 million, no change since June 30, 2021. Our cash balance decreased by $6.7 million, from $10.3 million as of June 30, 2021, to $3.6 million as of December 31, 2021. These changes were primarily due to higher inventory as we increase purchases for our peak season during our second fiscal quarter, and payment of our fiscal 2021 employee incentive program. These uses of cash were partially offset by cash proceeds from the sale of three branch properties during the six months ended December 31, 2021 and realized hedging gains.

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2021	2020	Change	% Change	2021	2020	Change	% Change
Income Statement Data:
Net sales	$118,445	$104,571	$13,874	13.3%	$226,807	$201,841	$24,966	12.4%
Gross margin	29.5%	25.1%	4.4%	NM	29.3%	24.1%	5.2%	NM
Operating expenses as a % of sales	33.4%	34.8%	1.4%	NM	32.1%	34.8%	2.7%	NM
Loss from operations	$(4,572)	$(10,164)	$5,592	55.0%	$(6,352)	$(21,610)	$15,258	70.6%
Net loss	$(5,420)	$(17,725)	$12,305	69.4%	$(7,844)	$(23,997)	$16,153	67.3%

Operating Data:
Coffee pounds	19,793	21,407	(1,614)	(7.5)%	39,669	42,340	(2,671)	(6.3)%
EBITDA(1)	$2,389	$5,288	$(2,899)	(54.8)%	$8,478	$8,191	$287	3.5%
EBITDA Margin(1)	2.0%	5.1%	(3.1)%	NM	3.7%	4.1%	(0.4)%	NM
Adjusted EBITDA(1)	$4,499	$8,274	$(3,775)	(45.6)%	$7,988	$13,967	$(5,979)	(42.8)%
Adjusted EBITDA Margin(1)	3.8%	7.9%	(4.1)%	NM	3.5%	6.9%	(3.4)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	63.8%	66.4%	(2.6)%	(3.9)%	64.4%	67.2%	(2.8)%	(4.2)%
Tea & Other Beverages (2)	19.3%	18.3%	1.0%	5.5%	18.5%	17.1%	1.4%	8.2%
Culinary	11.7%	11.0%	0.7%	6.4%	11.9%	10.9%	1.0%	9.2%
Spices	4.3%	4.1%	0.2%	4.9%	4.5%	4.5%	—%	NM
Net sales by product category	99.1%	99.8%	(0.7)%	NM	99.3%	99.7%	(0.4)%	NM
Delivery Surcharge	0.9%	0.2%	0.7%	NM	0.7%	0.3%	0.4%	NM
Net sales	100.0%	100.0%	—%	—%	100.0%	100.0%	—%	—%

Other data:
Capital expenditures related to maintenance	$2,666	$2,147	$(519)	(24.2)%	$4,908	$3,741	$(1,167)	(31.2)%
Total capital expenditures	3,335	5,271	1,936	36.7%	5,887	9,636	3,749	38.9%
Depreciation and amortization expense	6,049	7,308	1,259	17.2%	12,328	14,349	2,021	14.1%
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

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and six months ended December 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2021	2020	Change	% Change	2021	2020	Change	% Change
Net sales	$118,445	$104,571	$13,874	13.3%	$226,807	$201,841	$24,966	12.4%
Cost of goods sold	83,451	78,321	(5,130)	(6.5)%	160,359	153,173	(7,186)	(4.7)%
Gross profit	34,994	26,250	8,744	33.3%	66,448	48,668	17,780	36.5%
Selling expenses	28,019	24,769	(3,250)	(13.1)%	54,028	48,268	(5,760)	(11.9)%
General and administrative expenses	11,394	11,570	176	1.5%	23,201	21,316	(1,885)	(8.8)%
Net (gains) losses from sales of assets	153	(1,168)	(1,321)	NM	(4,429)	(549)	3,880	NM
Impairment of fixed assets	—	1,243	1,243	100.0%	—	1,243	1,243	100.0%
Operating expenses	39,566	36,414	(3,152)	(8.7)%	72,800	70,278	(2,522)	(3.6)%
Loss from operations	(4,572)	(10,164)	5,592	55.0%	(6,352)	(21,610)	15,258	70.6%
Other (expense) income:
Interest expense	(2,489)	(2,938)	449	15.3%	(5,515)	(6,181)	666	10.8%
Other, net	1,767	9,080	(7,313)	NM	4,211	17,639	(13,428)	NM
Total other (expense) income	(722)	6,142	(6,864)	NM	(1,304)	11,458	(12,762)	NM
Loss before taxes	(5,294)	(4,022)	(1,272)	(31.6)%	(7,656)	(10,152)	2,496	24.6%
Income tax expense	126	13,703	13,577	99.1%	188	13,845	13,657	98.6%
Net loss	$(5,420)	$(17,725)	12,305	69.4%	$(7,844)	$(23,997)	16,153	67.3%
Less: Cumulative preferred dividends, undeclared and unpaid	148	143	(5)	(3.5)%	295	284	(11)	(3.9)%
Net loss available to common stockholders	$(5,568)	$(17,868)	12,300	68.8%	$(8,139)	$(24,281)	16,142	66.5%
___________
NM - Not Meaningful
Three and Six Months Ended December 31, 2021 Compared to Three and Six Months Ended December 31, 2020
Net Sales
Net sales in the three months ended December 31, 2021 increased $13.9 million, or 13.3%, to $118.4 million from $104.6 million in the three months ended December 31, 2020. Net sales in the six months ended December 31, 2021 increased $25.0 million, or 12.4%, to $226.8 million from $201.8 million in the six months ended December 31, 2020. The increase in net sales for the three and six months ended December 31, 2021 was primarily due to the continued recovery from the impact of the COVID-19 pandemic on our DSD network, which had improved volume of green coffee processed and sold, along with improved volume of other beverages, culinary, spice and tea products sold as we continue to experience higher weekly sales volumes compared to prior periods.
These increases were partially offset by a decline in revenues from our Direct ship sales channel which were negatively impacted by lower coffee volumes due to accounts we exited during fiscal 2021 because they resulted in lower or negative profit due to the impacts from COVID-19 on their business and caused supply chain complexities. This decline was partially offset by higher volumes on other Direct ship customers and price changes to customers utilizing commodity-based pricing arrangements where the changes in the green coffee commodity costs are passed on to the customer. Our Direct ship net sales in the three months ended December 31, 2021 included $3.4 million in price increases to customers utilizing commodity-based pricing arrangements, as compared to $0.8 million in price decreases to customers utilizing such arrangements in the three months ended December 31, 2020. Our Direct ship net sales in the six months ended December 31, 2021 included $6.4 million in price increases to customers utilizing commodity-based pricing arrangements, as compared to $1.7 million in price decreases to customers utilizing such arrangements in the six months ended December 31, 2020.

The following table presents the effect of changes in unit sales, and unit pricing and product mix in the three and six months ended December 31, 2021 compared to the same period in the prior fiscal year (in millions):

	Three Months Ended December 31, 2021 vs. 2020	% of Total Mix Change	Six Months Ended December 31, 2021 vs. 2020	% of Total Mix Change
Effect of change in unit sales	$(7.0)	(50.4)%	$(10.6)	(42.4)%
Effect of pricing and product mix changes	20.9	150.4%	35.6	142.4%
Total increase in net sales	$13.9	100.0%	$25.0	100.0%
Unit sales decreased 5.6% and average unit price increased by 20.1% in the three months ended December 31, 2021 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 13.3%. Unit sales decreased 4.5% and average unit price increased by 17.6% in the six months ended December 31, 2021 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 12.4%. Average unit price increased during three and six months ended December 31, 2021 due to a higher mix of product sold via our DSD network versus Direct ship, as Direct ship has a lower average unit price. There were no new product category introductions which had a material impact on our net sales in the three and six months ended December 31, 2021 or 2020.
Gross Profit
Gross profit in the three months ended December 31, 2021 increased $8.7 million, or 33.3%, to $35.0 million from $26.3 million in the three months ended December 31, 2020. Gross margin increased to 29.5% in the three months ended December 31, 2021 from 25.1% in the three months ended December 31, 2020.
Gross profit in the six months ended December 31, 2021 increased $17.8 million, or 36.5%, to $66.4 million from $48.7 million in the six months ended December 31, 2020. Gross margin increased to 29.3% in the six months ended December 31, 2021 from 24.1% in the six months ended December 31, 2020.
The increase in gross profit in the current year was primarily driven by higher net sales partially offset by higher costs of goods sold, as well as higher freight and coffee brewing equipment costs due to higher DSD sales volume. Gross margin improved due to the effect of the continued recovery from COVID-19 on our DSD channel sales since our DSD channel has higher margins. The increase was also attributable to a decline in our unfavorable production variances and inventory scrap write-downs due to the closure of our aged Houston, Texas plant during fiscal 2021. These improvements were partially offset by higher freight costs due to global supply chain challenges. During the three months ended December 31, 2021, we implemented price increases and delivery surcharges across our DSD network to mitigate the impact of higher supply chain and product costs.
Operating Expenses
In the three months ended December 31, 2021, operating expenses increased $3.2 million to $39.6 million, or 33.4% of net sales, from $36.4 million, or 34.8% of net sales in the prior year period. This increase was due to a $3.3 million increase in selling expenses and $1.3 million lower net gains from the sales of branch properties, partially offset by $1.2 million lower fixed assets impairment and a $0.2 million decrease in general and administrative expenses.
In the six months ended December 31, 2021, operating expenses increased $2.5 million to $72.8 million, or 32.1% of net sales, from $70.3 million, or 34.8% of net sales in the prior year period. This increase was due to a $5.8 million increase in selling expenses and a $1.9 million increase in general and administrative expenses, partially offset by a $1.2 million lower fixed assets impairment and $3.9 million increase in net gains from the sales of assets due to the sale of three branch properties during the six months ended December 31, 2021. The increase in selling expenses during the six months ended December 31, 2021 was primarily due to variable costs, including payroll, associated with the higher sales volumes, as well as operating costs associated with our new distribution center in Rialto, California. The increase in general and administrative expenses during the six months ended December 31, 2021 was primarily due to payroll and third party costs related to several supply chain optimization initiatives, partially offset by the absence of one-time severance costs in the prior year period. The increase in payroll in both and selling and general and administrative expenses are predominately due to the expiration of the temporary 15% reduction in base salaries and the expiration of the 401(k) cash match suspension under the Farmer Bros. Co. 401(k) Plan, which were both cost saving actions implemented in fiscal 2020 due to the COVID-19 pandemic.
Total Other (Expense) Income
Total other (expense) income in the three months ended December 31, 2021 decreased $6.9 million or 111.8% to $0.7 million of expense compared to $6.1 million of income in the three months ended December 31, 2020. Total other (expense) income in the six months ended December 31, 2021 decreased $12.8 million or 111.4% to $1.3 million of expense compared to $11.5 million of income in the six months ended December 31, 2020. This change was primarily a result of the absence of the gains due to the postretirement benefit curtailment in the prior year, partially offset by lower interest expense and higher gains on coffee-related derivative instruments in the current year.
Interest expense in the three months ended December 31, 2021 decreased $0.4 million to $2.5 million from $2.9 million in the prior year period. Interest expense in the six months ended December 31, 2021 decreased $0.7 million to $5.5 million from $6.2 million in the prior year period. The decrease in interest expense was principally due to the lower interest rate on our Credit Facilities, and lower losses on our interest rate swap.
Other, net in the three months ended December 31, 2021 decreased by $7.3 million to income of $1.8 million compared to income of $9.1 million in the prior year period. Other, net in the six months ended December 31, 2021 decreased by $13.4 million to income of $4.2 million compared to income of $17.6 million in the prior year period. The decrease was primarily a result of lower amortized gains on our terminated postretirement medical benefit plan, partially offset by higher mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges.
Income Taxes
In the three months ended December 31, 2021 and December 31, 2020 , we recorded income tax expense of $0.1 million and $13.7 million, respectively. In the six months ended December 31, 2021 and December 31, 2020 , we recorded income tax expense of $0.2 million and $13.8 million, respectively. See Note 16, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report.
Non-GAAP Financial Measures
In addition to net loss determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net loss excluding the impact of:
•income tax expense;
•interest expense; and
•depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net (loss) income excluding the impact of:
•income tax expense;
•interest expense;
•depreciation and amortization expense;
•ESOP and share-based compensation expense;
•restructuring and other transition expenses;
•strategic initiatives;
•impairment of fixed assets;
•non-recurring costs associated with the COVID-19 pandemic; and
•severance costs.
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
Set forth below is a reconciliation of reported net loss to EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Net loss, as reported	$(5,420)	$(17,725)	$(7,844)	$(23,997)
Income tax expense	126	13,703	188	13,845
Interest expense (1)	1,634	2,002	3,806	3,994
Depreciation and amortization expense	6,049	7,308	12,328	14,349
EBITDA	$2,389	$5,288	$8,478	$8,191
EBITDA Margin	2.0%	5.1%	3.7%	4.1%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
Set forth below is a reconciliation of reported net loss to Adjusted EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Net loss, as reported	$(5,420)	$(17,725)	$(7,844)	$(23,997)
Income tax expense	126	13,703	188	13,845
Interest expense(1)	1,634	2,002	3,806	3,994
Depreciation and amortization expense	6,049	7,308	12,328	14,349
ESOP and share-based compensation expense	1,605	794	2,997	1,950
Strategic initiatives	—	1,333	—	1,675
Net (gains) losses from sale of assets	153	(1,168)	(4,429)	(549)
Impairment of fixed assets	—	1,243	—	1,243
Non-recurring costs associated with the COVID-19 pandemic	—	149	—	260
Severance	352	635	942	1,197
Adjusted EBITDA(2)	$4,499	$8,274	$7,988	$13,967
Adjusted EBITDA Margin	3.8%	7.9%	3.5%	6.9%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
(2) Adjusted EBITDA for the three and six months ended December 31, 2020 includes $7.2 million and $14.4 million, respectively, of higher amortized gains resulting from the curtailment of the postretirement medical plan in March 2020, which is further described in our consolidated financial statements in the 2021 Form 10-K.
Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				December 31, 2021		June 30, 2021
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/25/2025	N/A	$43,500	2.75%	$43,500	6.21%
Term Loan	4/26/2021	4/25/2025	$47,500	45,474	7.50%	45,278	7.50%
Total				$88,974		$88,778
__________
(1) The weighted average interest rate excludes the fixed rate on the de-designated Amended Rate Swap
On April 26, 2021, entered into the Credit Facilities as described in more detail in Note 11, Debt Obligations, of the

Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.
The revolver under the Credit Facilities has a commitment of up to $80.0 million and a maturity date of April 25, 2025. Availability under the revolver is calculated as the lesser of (a) $80.0 million and (b) the amount derived from pursuant to a borrowing base composed of the sum of (i) 85% of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value of Eligible Inventory, minus (c) applicable reserve. The term loan under the Credit Facilities has a principal amount of $47.5 million and a maturity date of April 25, 2025.
The Credit Facilities contain customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facilities becoming immediately due and payable and termination of the commitments. As of and through December 31, 2021, we were in compliance with all of the covenants under the Credit Facilities. Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.
The Credit Facilities provide us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic and continue to execute on key strategic initiatives.
At December 31, 2021, the Company had outstanding borrowings on the Revolver Credit Facility of $43.5 million and had utilized $4.1 million of the letters of credit sublimit.
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
At December 31, 2021, we had $3.6 million of unrestricted cash and cash equivalents and $32.4 million available on our Revolver Credit Facility.
Impact of the COVID-19 Pandemic on our Liquidity
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the effects of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which consists of small independent restaurants, foodservice operators, large institutional buyers, and convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors. The COVID-19 pandemic continues to have material impact on our revenues during the three and six months ended December 31, 2021.
In response to the pandemic's impact on our business, we instituted several initiatives in March 2020 and during fiscal 2021 to reduce operating expenses and capital expenditures to help mitigate the significant negative impact of our revenue decline. In addition to the costs saving initiatives, in fiscal 2021 we repaid our existing senior secured revolving credit facility, and entered into our new Credit Facilities. We believe that the Credit Facilities provide us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our debt financial covenants, lower our cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on our strategic initiatives.
The duration and magnitude of the COVID-19 pandemic, including the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, remains uncertain. The ultimate impacts of the COVID-19 pandemic on our business will depend on future developments, including the availability and cost of labor, global supply chain disruptions, variants of the virus, and the availability and use of vaccines, which is highly uncertain and cannot be predicted. While we anticipate that our revenue will continue to recover slowly as local, state and national governments continue to ease COVID-19 related restrictions, and vaccines become more widely accepted, there can be no assurance that we will be successful in returning to the pre-COVID-19 pandemic levels of revenue or profitability for fiscal 2022.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Six Months Ended December 31,
	2021	2020
Consolidated Statements of cash flows data (in thousands)
Net cash used in operating activities	$(8,595)	$(3,823)
Net cash provided by (used in) investing activities	2,288	(7,710)
Net cash used in financing activities	(332)	(42,623)
Net decrease in cash and cash equivalents and restricted cash	$(6,639)	$(54,156)
Operating Activities
Net cash used in operating activities during the six months ended December 31, 2021 was $8.6 million as compared to net cash used of $3.8 million in the six months ended December 31, 2020. The $4.8 million change in net cash used in operating activities was primarily attributable to changes in working capital primarily related to inventory and accounts receivables, as well as bonus payments for our fiscal 2021 employee incentive program. We did not pay bonuses as part of the employee incentive program in fiscal 2020 due to the impact COVID-19 had on our business. These outflows were partially offset by realized gains from our coffee-related derivative instruments for the six months ended December 31, 2021.
Investing Activities
Net cash provided by investing activities during the six months ended December 31, 2021 was $2.3 million as compared to net cash used of $7.7 million in the six months ended December 31, 2020. The change was due to net cash proceeds of $8.2 million primarily from the sale of three branch assets during the six months ended December 31, 2021. Also, the decline was due to lower expansion capital expenditures to increase the capacity of our Northlake, Texas plant in the prior year period.
Financing Activities
Net cash used in financing activities during the six months ended December 31, 2021 decreased $42.3 million as compared to the six months ended December 31, 2020. The decrease in net cash used in financing activities is primarily due to net repayments of $40.0 million under the Amended and Restated Credit Agreement dated as of July 23, 2020 (the "Amended Revolving Facility"), which was fully repaid in prior year period.
Capital Expenditures
For the three and six months ended December 31, 2021 and 2020, our capital expenditures paid were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Maintenance:
Coffee brewing equipment	$1,860	$1,752	$3,623	$2,852
Building and facilities	42	—	32	45
Vehicles, machinery and equipment	273	133	499	228
IT, software, office furniture and equipment	491	262	754	616
Capital expenditures, maintenance	$2,666	$2,147	$4,908	$3,741

Expansion Project:
Machinery and equipment	$669	$2,360	$968	$4,770
IT equipment	—	344	—	705
Capital expenditures, Expansion Project	$669	$2,704	$968	$5,475

New Facility Costs
Building and facilities	$11	$420	$11	$420
Capital expenditures, New Facility	$11	$420	$11	$420

Total capital expenditures	$3,335	$5,271	$5,887	$9,636

In fiscal 2022, we anticipate paying between $11.0 million to $14.0 million in maintenance capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facilities.
Depreciation and amortization expenses were $6.0 million and $7.3 million in the three months ended December 31, 2021 and 2020, respectively. Depreciation and amortization expenses were $12.3 million and $14.3 million in the six months ended December 31, 2021 and 2020, respectively. We anticipate our depreciation and amortization expense will be approximately $5.5 million to $7.0 million per quarter in the remainder of fiscal 2022 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Purchase Commitments
As of December 31, 2021, the Company had committed to purchase green coffee inventory totaling $50.5 million under fixed-price contracts, and $16.9 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of December 31, 2021, the Company had operating and finance lease payment commitments totaling $29.3 million. Under our Term Loan Credit Agreement, the Company is required to make quarterly principal repayments of $950 thousand, beginning in fiscal quarter ending June 30, 2022.
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
As of December 31, 2021, the Company had utilized $4.1 million of the letters of credit sublimit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At December 31, 2021, we had outstanding borrowings on our Revolver Credit Facility of $43.5 million and had utilized $4.1 million of the letters of credit sublimit, as well as $47.5 million of debt outstanding under our Term Loan Credit Facility. The weighted average interest rate on our Revolver Credit Facility was 2.75% with a LIBOR Floor of 0.50%. The weighted average interest rate on our Term Loan Credit Facility was 7.50% with a LIBOR Floor of 1.0%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under these Credit Facilities based on the weighted average interest rate on the outstanding borrowings as of December 31, 2021:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$91,000	5.23%	$4,759
–100 basis points	$91,000	5.23%	$4,759
Unchanged	$91,000	5.23%	$4,759
+100 basis points	$91,000	5.57%	$5,069
+150 basis points	$91,000	6.07%	$5,524
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
Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of green coffee. We value green coffee inventory on the FIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. See Note 4, Derivative Instruments, of the Notes to the Unaudited Consolidated Financial Statements for further discussions of our derivative instruments.
The following table summarizes the potential impact as of December 31, 2021 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$660	$(660)	$3,309	$(3,309)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of December 31, 2021. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of December 31, 2021, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2021 Form 10‑K. During the six months ended December 31, 2021, there have been no material changes to the risk factors disclosed in our 2021 Form 10‑K.
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

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 28, 2021 and incorporated herein by reference).

3.4
Certificate of Designations of Series A Convertible Participating Cumulative Perpetual Preferred Stock of Farmer Bros. Co. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2017 and incorporated herein by reference).

3.5
Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 filed with the SEC on February 11, 2019 and incorporated herein by reference).

3.6
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

10.2
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan, as amended to date (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 16, 2021 and incorporated herein by reference).

10.3
Farmer Bros. Co. 401(k) Plan, as amended to date (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 28, 2021 and incorporated herein by reference).

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
February 3, 2022

By:	/s/ Scott R. Drake
Scott R. Drake Chief Financial Officer (principal financial officer and principal accounting officer)
February 3, 2022