Form 10-Q
period 2022-03-31
FARMER BROTHERS CO
filed 2022-05-06
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
YES ☐ NO  ☒
As of April 28, 2022, the registrant had 18,448,058 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$10,378	$10,263
Restricted cash	175	175
Accounts receivable, net of allowance for doubtful accounts of $369 and $325, respectively	47,443	40,321
Inventories	100,645	76,791
Short-term derivative assets	6,088	4,351
Prepaid expenses	4,834	5,594
Assets held for sale	—	1,591
Total current assets	169,563	139,086
Property, plant and equipment, net	141,614	150,091
Intangible assets, net	16,456	18,252
Right-of-use operating lease assets	28,011	26,254
Other assets	3,145	4,323
Total assets	$358,789	$338,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	63,059	45,703
Accrued payroll expenses	13,662	15,345
Operating lease liabilities - current	7,311	6,262
Term loan - current	3,800	950
Short-term derivative liabilities	1,691	1,555
Other current liabilities	7,834	6,425
Total current liabilities	97,357	76,240
Long-term borrowings under revolving credit facility	54,500	43,500
Term loan - noncurrent	40,894	44,328
Accrued pension liabilities	37,947	39,229
Accrued postretirement benefits	1,007	960
Accrued workers’ compensation liabilities	3,381	3,649
Operating lease liabilities - noncurrent	21,175	20,049
Other long-term liabilities	1,822	5,092
Total liabilities	$258,083	$233,047
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of March 31, 2022 and June 30, 2021; liquidation preference of $17,196 and $16,752 as of March 31, 2022 and June 30, 2021, respectively	15	15
Common stock, $1.00 par value, 50,000,000 and 25,000,000 shares authorized as of March 31, 2022 and June 30, 2021, respectively; 18,300,855 and 17,852,793 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	18,302	17,853
Additional paid-in capital	70,187	66,109
Retained earnings	53,983	66,311
Accumulated other comprehensive loss	(41,781)	(45,329)
Total stockholders’ equity	$100,706	$104,959
Total liabilities and stockholders’ equity	$358,789	$338,006
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net sales	$119,398	$93,152	$346,205	$294,993
Cost of goods sold	83,838	69,274	244,197	222,447
Gross profit	35,560	23,878	102,008	72,546
Selling expenses	27,477	22,767	81,505	71,035
General and administrative expenses	11,595	11,018	34,796	32,334
Net losses (gains) from sales of assets	426	488	(4,003)	(62)
Impairment of fixed assets	—	—	—	1,243
Operating expenses	39,498	34,273	112,298	104,550
Loss from operations	(3,938)	(10,395)	(10,290)	(32,004)
Other (expense) income:
Interest expense	(1,591)	(2,993)	(7,106)	(9,174)
Other, net	1,579	(356)	5,790	17,283
Total other (expense) income	(12)	(3,349)	(1,316)	8,109
Loss before taxes	(3,950)	(13,744)	(11,606)	(23,895)
Income tax expense (benefit)	90	(60)	278	13,785
Net loss	$(4,040)	$(13,684)	$(11,884)	$(37,680)
Less: Cumulative preferred dividends, undeclared and unpaid	149	144	444	428
Net loss available to common stockholders	$(4,189)	$(13,828)	$(12,328)	$(38,108)
Net loss available to common stockholders per common share—basic	$(0.23)	$(0.78)	$(0.68)	$(2.17)
Net loss available to common stockholders per common share—diluted	$(0.23)	$(0.78)	$(0.68)	$(2.17)
Weighted average common shares outstanding—basic	18,289,815	17,756,619	18,118,469	17,569,026
Weighted average common shares outstanding—diluted	18,289,815	17,756,619	18,118,469	17,569,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net loss	$(4,040)	$(13,684)	$(11,884)	$(37,680)
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives designated as cash flow hedges	383	(1,315)	11,374	6,012
Gains on derivatives designated as cash flow hedges reclassified to cost of goods sold	(3,110)	(973)	(8,742)	(1,233)
Losses on derivative instruments undesignated as cash flow hedges reclassified to interest expense, net of tax	294	301	916	960
Change in pension and retiree benefit obligations	—	—	—	(1,105)
Total comprehensive loss, net of tax	$(6,473)	$(15,671)	$(8,336)	$(33,046)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	14,700	$15	17,852,793	$17,853	$66,109	$66,311	$(45,329)	$104,959
Net loss	—	—	—	—	—	(2,424)	—	(2,424)
Net reclassification of gain (loss) on cash flow hedges	—	—	—	—	—	—	4,253	4,253
ESOP compensation expense, including reclassifications	—	—	51,597	52	619	—	—	671
Share-based compensation	—	—	—	—	721	—	—	721
Issuance of common stock and Stock option exercises	—	—	94,407	94	(94)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(147)	—	(147)
Balance at September 30, 2021	14,700	15	17,998,797	17,999	67,355	63,740	(41,076)	108,033
Net loss	—	—	—	—	—	(5,420)	—	(5,420)
Net reclassification of gain (loss) on cash flow hedges	—	—	—	—	—	—	1,728	1,728
ESOP compensation expense, including reclassifications	—	—	82,437	84	664	—	—	748
Share-based compensation	—	—	—	—	858	—	—	858
Issuance of common stock and stock option exercises, net of shares withheld for taxes	—	—	129,292	129	(618)	—	—	(489)
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(148)	—	(148)
Balance at December 31, 2021	14,700	15	18,210,526	18,212	68,259	58,172	(39,348)	105,310
Net loss	—	—	—	—	—	(4,040)	—	(4,040)
Net reclassification of (loss) gain on cash flow hedges	—	—	—	—	—	—	(2,433)	(2,433)
ESOP and 401 (k) compensation expense, including reclassifications	—	—	90,329	90	1,099	—	—	1,189
Share-based compensation	—	—	—	—	829	—	—	829
Issuance of common stock and stock option exercises	—	—	—	—	—	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(149)	—	(149)
Balance at March 31, 2022	14,700	$15	18,300,855	$18,302	$70,187	$53,983	$(41,781)	$100,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	14,700	$15	17,347,774	$17,348	$62,043	$108,536	$(76,029)	$111,913
Net loss	—	—	—	—	—	(6,270)	—	(6,270)
Net reclassification of gain (loss) on cash flow hedges	—	—	—	—	—	—	4,271	4,271
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	(7,289)	(7,289)
ESOP compensation expense, including reclassifications	—	—	76,671	77	323	—	—	400
Share-based compensation	—	—	—	—	745	—	—	745
Issuance of common stock and Stock option exercises	—	—	7,370	7	(7)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(142)	—	(142)
Balance at September 30, 2020	14,700	15	17,431,815	17,432	63,104	102,124	(79,047)	103,628
Net loss	—	—	—	—	—	(17,725)	—	(17,725)
Net reclassification of gain (loss) on cash flow hedges	—	—	—	—	—	—	3,455	3,455
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	6,184	6,184
ESOP compensation expense, including reclassifications	—	—	108,426	108	287	—	—	395
Share-based compensation	—	—	—	—	399	—	—	399
Issuance of common stock and Stock option exercises	—	—	50,843	51	(51)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(143)	—	(143)
Balance at December 31, 2020	14,700	15	17,591,084	17,591	63,739	84,256	(69,408)	96,193
Net loss	—	—	—	—	—	(13,684)	—	(13,684)
Net reclassification of (loss) gain on cash flow hedges	—	—	—	—	—	—	(1,987)	(1,987)
ESOP compensation expense, including reclassifications	—	—	162,259	162	769	—	—	931
Share-based compensation	—	—	—	—	680	—	—	680
Issuance of common stock and stock option exercises	—	—	17,898	18	(18)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(144)	—	(144)
Balance at March 31, 2021	14,700	$15	17,771,241	$17,771	$65,170	$70,428	$(71,395)	$81,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,884)	$(37,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,119	21,231
Impairment of fixed assets	—	1,243
Postretirement Medical benefits gains	—	(14,577)
Deferred income taxes	—	13,472
Net gains from sales of assets	(4,003)	(62)
Net gains on derivatives instruments	(12,798)	(2,875)
Other adjustments	4,963	3,124
Change in operating assets and liabilities:
Accounts receivable	(7,559)	4,210
Inventories	(25,610)	(7,744)
Derivative assets, net	13,223	3,309
Other assets	1,989	3,184
Accounts payable	16,921	6,496
Accrued expenses and other	(2,988)	3,181
Net cash used in operating activities	(9,627)	(3,488)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,896)	(12,796)
Proceeds from sales of property, plant and equipment	9,062	2,009
Net cash provided by (used in) investing activities	166	(10,787)
Cash flows from financing activities:
Proceeds from Credit Facilities	15,000	27,150
Repayments on Credit Facilities	(4,950)	(61,150)
Payments of finance lease obligations	(144)	(57)
Payment of financing costs	(330)	(3,207)
Net cash provided by (used in) financing activities	9,576	(37,264)
Net increase (decrease) in cash and cash equivalents and restricted cash	115	(51,539)
Cash and cash equivalents and restricted cash at beginning of period	10,438	60,013
Cash and cash equivalents and restricted cash at end of period	$10,553	$8,474

Supplemental disclosure of non-cash investing and financing activities:
Non cash additions to property, plant and equipment	$435	$297
Non-cash issuance of 401-K common stock	224	347
Cumulative preferred dividends, undeclared and unpaid	444	428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company”), is a leading coffee roaster, wholesaler and distributor of coffee, tea, and other allied products manufactured under our owned brands, as well as under private labels on behalf of certain customers.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. Events occurring subsequent to March 31, 2022 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and nine months ended March 31, 2022.
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
During the three and nine months ended March 31, 2022, there were no significant updates made to the Company’s significant accounting policies.
Concentration of Credit Risk
At March 31, 2022 and June 30, 2021, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative asset positions. At March 31, 2022 and June 30, 2021, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 50% and 31% of the Company’s trade accounts receivable balance was with five customers at March 31, 2022 and June 30, 2021, respectively. The Company estimates its maximum credit risk for accounts receivable at

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all estimated credit losses have been appropriately considered in establishing the allowance for doubtful accounts.
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
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”)
The London Interbank Offered Rate (LIBOR) is being discontinued between December 2021 and June 2023. The Company has not entered into any new contracts after December 31, 2021. With the overnight, 1-month, 3-month, 6-month and 12-month USD LIBOR rates being published through June 30, 2023, we will continue to leverage these for the existing contracts.
ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the transition from LIBOR to alternative reference rate.
		Issuance date of March 12, 2020 through December 31, 2022.	The Company does not anticipate any material impacts on its consolidated financial statements.
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
Supplemental unaudited consolidated balance sheet information related to leases is as follows:

(In thousands)	Classification	March 31, 2022	June 30, 2021
Operating lease assets	Right-of-use operating lease assets	$28,011	$26,254
Finance lease assets	Property, plant and equipment, net	615	739
Total lease assets		$28,626	$26,993

Operating lease liabilities - current	Operating lease liabilities - current	7,311	6,262
Finance lease liabilities - current	Other current liabilities	193	192
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	21,175	20,049
Finance lease liabilities -noncurrent	Other long-term liabilities	446	563
Total lease liabilities		$29,125	$27,066
The components of lease expense are as follows:

		Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	Classification	2022	2021	2022	2021
Operating lease expense	General and administrative expenses and cost of goods sold	$1,887	$1,838	$5,557	$5,415
Finance lease expense:
Amortization of finance lease assets	General and administrative expenses	41	54	123	63
Interest on finance lease liabilities	Interest expense	11	13	34	13
Total lease expense		$1,939	$1,905	$5,714	$5,491

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Maturities of lease liabilities are as follows:

	March 31, 2022
(In thousands)	Operating Leases	Finance Leases
2022	$1,839	$47
2023	7,264	193
2024	6,985	193
2025	5,727	193
2026	4,525	96
Thereafter	6,707	—
Total lease payments	33,047	722
Less: interest	(4,561)	(83)
Total lease obligations	$28,486	$639
Lease term and discount rate:

	March 31, 2022	June 30, 2021
Weighted-average remaining lease terms (in years):
Operating lease	6.5	7.3
Finance lease	3.8	4.5

Weighted-average discount rate:
Operating lease	5.69%	5.23%
Finance lease	6.50%	6.50%
Other Information:

	Nine Months Ended March 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,138	$5,807
Operating cash flows from finance leases	34	13
Financing cash flows from finance leases	144	44
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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at March 31, 2022 and June 30, 2021:

(In thousands)	March 31, 2022	June 30, 2021
Derivative instruments designated as cash flow hedges:
Long coffee pounds	10,838	14,625
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	2,735	6,886
Total	13,573	21,511

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Coffee-related derivative instruments designated as cash flow hedges outstanding as of March 31, 2022 will expire within 12 months. At March 31, 2022 and June 30, 2021 approximately 80% and 68%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
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
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the three months ended September 30, 2020, the Company de-designated the Rate Swap derivative instrument. As a result, the balance in accumulated other comprehensive income, or “AOCI” was frozen at the time of de-designation. The Company recognized $0.3 million and $0.9 million, respectively, out of AOCI and into interest expense for the three and nine months ended March 31, 2022. The remaining balance of $1.7 million frozen in AOCI will be amortized over the life of the Rate Swap through October 11, 2023.
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
Fair values of derivative instruments on the Company’s consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
(In thousands)	March 31, 2022	June 30, 2021	March 31, 2022	June 30, 2021
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments	$5,561	$3,823	$526	$528
Long-term derivative assets:
Coffee-related derivative instruments (1)	—	292	—	—
Interest rate swap derivative instruments (1)	—	—	162	—
Short-term derivative liabilities:
Coffee-related derivative instruments	24	20	1,123	3
Interest rate swap derivative instruments	—	—	544	1,532
Long-term derivative liabilities:
Coffee-related derivative instruments (2)	—	—	—	—
Interest rate swap derivative instruments (2)	—	—	—	1,653
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

	Three Months Ended March 31,		Nine Months Ended March 31,		Financial Statement Classification
(In thousands)	2022	2021	2022	2021
Net losses recognized in AOCI - Interest rate swap	$—	$—	$—	$(304)	AOCI
Net (losses) gains recognized from AOCI to earnings - Interest rate swap	(1)	9	(6)	(354)	Interest Expense
Net losses reclassified from AOCI to earnings for de-designated Interest rate swap	(293)	(320)	(910)	(960)	Interest Expense
Net gains (losses) recognized in AOCI - Coffee-related	383	(1,315)	11,374	6,051	AOCI
Net gains recognized in earnings - Coffee - related	3,110	983	8,742	1,587	Cost of goods sold
For the three and nine months ended March 31, 2022 and 2021, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net (gains) losses on derivative instruments in the Company’s consolidated statements of cash flows also include net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and nine months ended March 31, 2022 and 2021. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s consolidated statements of operations and in Net (gains) losses on derivative instruments in the Company’s consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Net gains (losses) on coffee-related derivative instruments (1)	$665	$(832)	$3,087	$1,002
Non-operating pension and other postretirement benefits	896	455	2,685	15,943
Other gains (losses), net	18	21	18	338
Other, net	$1,579	$(356)	$5,790	$17,283
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and nine months ended March 31, 2022 and 2021.

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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
March 31, 2022	Derivative Assets	$6,250	$(1,147)	$—	$5,103
	Derivative Liabilities	1,691	(1,147)	—	544
June 30, 2021	Derivative Assets	4,643	(23)	—	4,620
	Derivative Liabilities	3,208	(23)	—	3,185
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at March 31, 2022, $9.4 million of net gains on coffee-

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of March 31, 2022.
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the three months ended September 30, 2020, the Company de-designated the Rate Swap derivative instrument. The frozen AOCI is subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of March 31, 2022, $1.1 million of net losses on the Rate Swap de-designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months.
Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2022
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$5,561	$—	$5,561	$—
Coffee-related derivative liabilities (1)	24	—	24	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	526	—	526	—
Interest rate swap derivative assets (1)	162	—	162	—
Coffee-related derivative liabilities(1)	1,123	—	1,123	—
Interest rate swap derivative liabilities (2)	544	—	544	—

	Total	Level 1	Level 2	Level 3
June 30, 2021
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$4,115	$—	$4,115	$—
Coffee-related derivative liabilities (1)	20	—	20	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	528	—	528	—
Coffee-related derivative liabilities (1)	3	—	3	—
Interest rate swap derivative liabilities (2)	3,185	—	3,185	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
(2)The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.
Note 6. Accounts Receivable, Net

(In thousands)	March 31, 2022	June 30, 2021
Trade receivables	$45,943	$37,208
Other receivables(1)	1,869	3,438
Allowance for doubtful accounts	(369)	(325)
Accounts receivable, net	$47,443	$40,321
__________
(1) Includes vendor rebates and other non-trade receivables.
There was no material change in the allowance for doubtful accounts during the nine months ended March 31, 2022.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 7. Inventories

(In thousands)	March 31, 2022	June 30, 2021
Coffee
Processed	$27,058	$20,917
Unprocessed	53,473	34,762
Total	$80,531	$55,679
Tea and culinary products
Processed	$13,003	$15,228
Unprocessed	72	60
Total	$13,075	$15,288
Coffee brewing equipment parts	$7,039	$5,824
Total inventories	$100,645	$76,791
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
Note 8. Property, Plant and Equipment

(In thousands)	March 31, 2022	June 30, 2021
Buildings and facilities	$95,049	$94,846
Machinery, vehicles and equipment	219,893	223,579
Capitalized software	25,238	24,218
Office furniture and equipment	14,240	13,834
	$354,420	$356,477
Accumulated depreciation	(224,761)	(218,341)
Land	11,955	11,955
Property, plant and equipment, net	$141,614	$150,091
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	March 31, 2022	June 30, 2021
Coffee Brewing Equipment	$94,917	$97,105
Accumulated depreciation	(70,039)	(70,705)
Coffee Brewing Equipment, net	$24,878	$26,400
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Depreciation expense in COGS	$1,829	$2,263	$5,698	$6,957
CBE Costs excl. depreciation exp	6,479	5,499	18,242	17,035
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 9. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		March 31, 2022			June 30, 2021
(In thousands)	Weighted Average Amortization Period as of March 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	5.0	$33,003	$(21,342)	$11,661	$33,003	$(19,692)	$13,311
Non-compete agreements	0.0	220	(220)	—	220	(202)	18
Recipes	1.6	930	(719)	211	930	(619)	311
Trade name/brand name	1.7	510	(448)	62	510	(420)	90
Total amortized intangible assets		$34,663	$(22,729)	$11,934	$34,663	$(20,933)	$13,730
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$4,522	$—	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$4,522	$—	$4,522
Total intangible assets		$39,185	$(22,729)	$16,456	$39,185	$(20,933)	$18,252
Aggregate amortization expense for the three months ended March 31, 2022 and 2021 was $0.6 million in each period. Aggregate amortization expense for the nine months ended March 31, 2022 and 2021 was $1.8 million in each period.
Note 10. Employee Benefit Plans
Single Employer Pension Plans
As of March 31, 2022, the Company has two defined benefit pension plans for certain employees, the "Farmer Bros. Plan" and the “Hourly Employees' Plan”. The Company froze benefit accruals and participation in these plans effective June 30, 2011 and October 1, 2016, respectively. After the plan freezes, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.
The net periodic benefit (credit) cost for the defined benefit pension plans is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	848	859	2,544	2,578
Expected return on plan assets	(1,237)	(1,038)	(3,711)	(3,113)
Amortization of net loss(1)	339	502	1,017	1,507
Net periodic benefit (credit) cost	$(50)	$323	$(150)	$972
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	March 31, 2022	June 30, 2021
Discount rate	2.60%	2.55%
Expected long-term return on plan assets	6.25%	6.25%
 Multiemployer Pension Plans
The Company participates in one multiemployer defined benefit pension plan that is union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements, called the Western Conference of Teamsters Pension Plan ("WCTPP"). The Company makes contributions to this plan generally based on the number of hours

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

worked by the participants in accordance with the provisions of negotiated labor contracts. The company also contributes to two defined contribution pension plans (All Other Plans) that are union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements.

Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Contributions to WCTPP	$275	$260	$679	$783
Contributions to All Other Plans	7	12	19	26
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
In March 2020, due to the impact the COVID-19 pandemic had on our business and financial results, the Company elected to suspend the 401(k) Plan matching contribution for non-union employees.
Beginning in July 2021, the Company re-instated a 401(k) Plan matching program (the “401(k) Match”) for non-union employees, by matching 50% of any non-union employee's annual contribution to the 401(k) Plan, up to 6% of such employee's eligible income, which is substantially similar to the program prior to its suspension in March 2020.
Beginning in January 2022, the Company amended the 401(k) Match, whereby the Company on a quarterly basis, will contribute, instead of cash, shares of the Company’s common stock., par value $1.00 per share (the “Common Stock”) with a value equal to 50% of any non-union employee's annual contribution to the 401(k) Plan, up to 6% of such employee's eligible income . The terms of the match are substantially the same as the safe-harbor non-elective contribution. The Company recorded matching contributions of $0.5 million and $1.6 million in operating expenses in the three and nine months ended March 31, 2022.
Additionally, the Company makes an annual safe harbor non-elective contribution of Common Stock equal to 4% of each eligible participant’s annual plan compensation. During the three months ended March 31, 2022 and 2021, the Company contributed a total of 90,329 and 162,259 of shares Common Stock with a value of $0.6 million and $0.8 million, respectively, to eligible participants’ annual plan compensation.
During the nine months ended March 31, 2022 and 2021, the Company contributed a total of 224,363 and 347,356 shares of Common Stock with a value of $1.8 million and $1.4 million, respectively, to eligible participants’ annual plan compensation.
Effective January 1, 2022, the Company amended the 401(k) Plan to, among other things, increase the number of shares of Common Stock, available for issuance under the 401(k) Plan by 2,000,000 additional shares of Common Stock and permit participants in the 401(k) Plan to invest a portion of their 401(k) Plan accounts into Common Stock.
Effective January 1, 2022, the Company merged the Company’s Employee Stock Ownership Plan (“ESOP”) into the 401(k) Plan and transferred all of the assets and shares in the ESOP to the 401(k) Plan.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit Plan for the three and nine months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$—	$5	$—	$14
Interest cost	7	73	20	220
Amortization of net gain	2	80	8	(5,376)
Amortization of prior service credit	—	—	—	(8,961)
Net periodic postretirement benefit cost (credit)	$9	$158	$28	$(14,103)
Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal year
	2022	2021
Retiree Medical Plan discount rate	N/A	0.06%
Death Benefit Plan discount rate	2.72%	2.87%
Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				March 31, 2022		June 30, 2021
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/25/2025	N/A	$54,500	2.75%	$43,500	6.21%
Term Loan	4/26/2021	4/25/2025	$47,500	44,694	7.50%	45,278	7.50%
Total				$99,194		$88,778
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The following is a summary description of the Revolver Credit Facility Agreement and the Revolver Security Agreement key items. Please refer to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 for the full text of the agreements.
The Revolver Credit Facility Agreement, among other things includes:
1.A commitment of up to $80.0 million (“Revolver”);
2.sublimit on letters of credit of $10.0 million;
3.maturity date of April 25, 2025, and has no scheduled payback required on the principal prior to the maturity date;
4.full collateralization by all existing and future capital stock of the Borrowers (other than the Company) and all of the Borrowers' personal and real property;
5.Revolver calculated as the lesser of (a) $80.0 million and (b) the amount derived pursuant to a borrowing base composed of the sum of (i) 85% of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value of Eligible Inventory, minus (c) applicable reserve;
6.interest under the Revolver equal to either LIBOR + 2.25% per annum, with LIBOR floor 0.50%, or base rate + 1.25% per annum; and
7.Financial covenants, in the event that Borrowers' availability to borrow under the Revolver falls below $10.0 million requiring the Company to have a fixed charge coverage ratio of at least 1.00:1.00 at all such times.
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
The following is a summary description of the Term Credit Facility Agreement and the Term Security Agreement key items. Please refer to Exhibit 10.3 to our Quarterly Report on Form 10-Q for quarter ended March 31, 2021 for the full text of the agreements.
The Term Credit Facility Agreement, among other things includes:
1.total commitment of $47.5 million in the form of a term loan (“Term Loan”);
2.maturity date of April 25, 2025;
3.full collateralization by all existing and future capital stock of the Borrowers (other than the Company) and all of the Borrowers' personal and real property;
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
During the quarter ended March 31, 2022, the Company commenced quarterly principal payments due on the Term Loan debt obligation in the amount of $950 thousand. At March 31, 2022, the Company had outstanding borrowings on the Revolver Credit Facility of $54.5 million and had utilized $4.1 million of the letters of credit sublimit. At March 31, 2022, we had $22.3 million available on our Revolver Credit Facility.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

As of March 31, 2022, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement and the Term Credit Facility Agreement (collectively, the “Credit Facilities”). Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.
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
Effective January 1, 2022, the Company merged the ESOP plan into the 401(k) Plan and transferred all of the assets and shares in the ESOP to the 401(k) Plan. As of March 31, 2022, there are no shares left in the ESOP plan.
Note 13. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of March 31, 2022, there were 1,616,697 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
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
Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of March 31, 2022, there were 138,520 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted during the nine months ended March 31, 2022.
The following table summarizes NQO activity for nine months ended March 31, 2022:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2021	513,325	13.06	5.17	$706
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(19,173)	16.24	—	—
Expired	(27,028)	20.67	—	—
Outstanding at March 31, 2022	467,124	12.52	4.50	$35
Exercisable at March 31, 2022	277,762	13.60	4.33	$12
The aggregate intrinsic values outstanding at the end of period in the table above represent the total pretax intrinsic values, based on the closing price of Common Stock of $7.12 at March 31, 2022 and $12.69 at June 30, 2021, representing the last trading day of the respective periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. NQOs outstanding that are expected to vest are net of estimated forfeitures.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

There were no options exercised during nine months ended March 31, 2022 and 2020.
At March 31, 2022 and June 30, 2021, respectively, there was $0.4 million and $0.9 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at March 31, 2022 is expected to be recognized over the weighted average period of eight months. Total compensation expense for NQOs was $95.3 thousand and $167.7 thousand for the three months ended March 31, 2022 and 2021, respectively and $432.9 thousand and $586.8 thousand for the nine months ended March 31, 2022 and 2021, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the nine months ended March 31, 2022:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2021	11,750	29.76	0.71	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(9,538)	29.51	—	—
Outstanding at March 31, 2022	2,212	30.91	1.07	$—
Exercisable at March 31, 2022	2,211	30.91	1.07	$—
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $7.12 at March 31, 2022 and $12.69 at June 30, 2021, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates.
There were no options exercised during nine months ended March 31, 2022 and 2021.
At March 31, 2022 and June 30, 2021, there was no unrecognized PNQ compensation cost. There was no compensation expense related to PNQs in the three and nine months ended March 31, 2022 and 2021.
Restricted Stock
The following table summarizes restricted stock activity for the nine months ended March 31, 2022:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2021	681,570	$10.47
Granted	423,408	7.61
Vested/Released	(260,011)	5.02
Cancelled/Forfeited	(105,072)	7.00
Outstanding and nonvested at March 31, 2022	739,895	$6.78
The total grant-date fair value of restricted stock granted during the nine months ended March 31, 2022 was $3.5 million.
At March 31, 2022 and June 30, 2021, there was $4.0 million and $2.8 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at March 31, 2022 is expected to be recognized over the weighted average period of 1.4 years. Total compensation expense for restricted stock was $0.5 million and $0.4 million, respectively, in the three months ended March 31, 2022 and 2021. Total compensation expense for restricted stock was $1.5 million and $1.5 million, respectively, in the nine months ended March 31, 2022 and 2021.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the nine months ended March 31, 2022:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded(1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2021	354,466	$6.06
Granted(1)	158,659	8.91
Vested/Released	(381)	25.04
Cancelled/Forfeited	(17,671)	3.11
Outstanding and nonvested at March 31, 2022	495,073	$5.14
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 200% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
The total grant-date fair value of PBRSUs granted during the nine months ended March 31, 2022 was $1.4 million.
At March 31, 2022 and June 30, 2021, there was $1.9 million and $1.0 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at March 31, 2022 is expected to be recognized over the weighted average period of 2.2 years. Total compensation expense for PBRSUs was $173.3 thousand and $192.5 thousand, respectively, for the three months ended March 31, 2022 and 2021. Total compensation expense for PBRSUs was $0.5 million for the nine months ended March 31, 2022. For the nine months ended March 31, 2021, the Company reversed the previously recognized nonvested compensation expense of $295.8 thousand for awards granted prior to fiscal 2021 since it was deemed not probable that the Company will achieve the target performance conditions.
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
The following table summarizes CSRSU activity for the nine months ended March 31, 2022:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2021	185,602	$4.31
Granted	85,851	8.91
Vested/Released	(52,583)	4.31
Cancelled/Forfeited	(59,211)	5.52
Outstanding and nonvested at March 31, 2022	159,659	$6.34
The total grant-date fair value of CSRSUs granted during the nine months ended March 31, 2022 was $0.8 million.
At March 31, 2022 and June 30, 2021, there was $1.0 million and $2.0 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at March 31, 2022 is expected to be recognized over the weighted average period of 2.0 years. Total compensation expense for CSRSUs was $25.0 thousand and $142.0 thousand, respectively for the three and nine months ended March 31, 2022. Total compensation expense for CSRSUs was $192.5 thousand and $213.1 thousand in the three and nine months ended March 31, 2021.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The PCAs are measured initially based on a fixed amount of the awards at the date of grant and are required to be re-measured based on the probability of achieving the performance conditions at each reporting date until settlement. Compensation expense for PCAs is recognized over the applicable performance periods. The Company records a liability equal to the cost of PCAs for which achievement of the performance condition is deemed probable. As of March 31, 2022 and 2021, there was no liability and no unrecognized PCA compensation cost since it was deemed not probable that the Company will achieve the target performance conditions.
Note 14. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	March 31, 2022	June 30, 2021
Cumulative preferred dividends, undeclared and unpaid	$2,496	$2,051
Accrued workers’ compensation liabilities	989	1,016
Finance lease liabilities	193	192
Other (1)	4,156	3,166
Other current liabilities	$7,834	$6,425
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities other than workers compensation.
Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	March 31, 2022	June 30, 2021
Derivative liabilities—noncurrent	$—	$1,653
Deferred compensation (1)	215	1,716
Finance lease liabilities	447	563
Deferred income taxes and other liabilities	1,160	1,160
Other long-term liabilities	$1,822	$5,092
___________
(1) Includes payroll taxes and cash-settled restricted stock units liabilities.
Note 16. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Income tax expense (benefit)	$90	$(60)	$278	$13,785
Effective tax rate	(2.3)%	0.4%	(2.4)%	(57.7)%
The Company’s interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. The Company recognizes the effects of tax legislation in the period in which the law is enacted. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years the Company estimates the related temporary differences to reverse. The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. In making such assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future income projections. The difference between the Company’s effective tax rate and the federal statutory rate in each period presented primarily results from state tax expenses and changes in the Company’s valuation allowance. The effective tax rates for the nine month periods ended March 31, 2021 were also affected by tax expense of $13.5 million related to previously deferred non-cash tax expense in accumulated other comprehensive income associated with gains on the postretirement medical plan in prior years.
Tax expense in the three months ended March 31, 2022 was $89.5 thousand compared to income tax benefit of $60.0 thousand in the three months ended March 31, 2021. Tax expense in the nine months ended March 31, 2022 was $278.0 thousand compared to $13.8 million in the nine months ended March 31, 2021, which primarily relates to $13.5 million of previously deferred non-cash tax expense in accumulated other comprehensive income associated with gains on the postretirement medical plan in prior years.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of March 31, 2022, the Company is no longer subject to income tax audits by taxing authorities for any years

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

prior to 2019. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
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
The following table presents the computation of basic and diluted net earnings loss per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Undistributed net loss available to common stockholders	$(3,993)	$(13,234)	$(11,854)	$(36,601)
Undistributed net loss available to nonvested restricted stockholders and holders of convertible preferred stock	(196)	(594)	(474)	(1,507)
Net loss available to common stockholders - basic	$(4,189)	$(13,828)	$(12,328)	$(38,108)

Weighted average common shares outstanding - basic	18,289,815	17,756,619	18,118,469	17,569,026
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—
Shares issuable under PBSRUs	—	—	—	—
Shares issuable under convertible preferred stock	—	—	—	—
Weighted average common shares outstanding - diluted	18,289,815	17,756,619	18,118,469	17,569,026
Net loss available to common stockholders per common share—basic	$(0.23)	$(0.78)	$(0.68)	$(2.17)
Net loss available to common stockholders per common share—diluted	$(0.23)	$(0.78)	$(0.68)	$(2.17)
The following table summarizes anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Shares issuable under stock options	467,124	421,167	471,380	421,167
Shares issuable under convertible preferred stock	448,741	433,373	448,741	433,373
Shares issuable under PBRSUs	495,073	185,236	454,110	104,271
Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the acquisition of substantially all of the assets of the Boyd Coffee Company. At March 31, 2022, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,170	$17,196	$2,496	$17,196
Note 19. Revenue Recognition
The Company’s primary sources of revenue are sales of coffee, tea and culinary products. The Company recognizes revenue when control of the promised good or service is transferred to the customer and in amounts that the Company

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
(In thousands)	$	% of total	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$77,503	64.9%	$60,771	65.2%	$223,607	64.6%	$196,352	66.6%
Tea & Other Beverages (1)	21,033	17.6%	17,146	18.4%	62,961	18.2%	51,790	17.5%
Culinary	13,855	11.6%	10,551	11.3%	40,843	11.8%	32,471	11.0%
Spices	5,747	4.8%	4,414	4.8%	16,005	4.6%	13,424	4.6%
Net sales by product category	118,138	98.9%	92,882	99.7%	343,416	99.2%	294,037	99.7%
Delivery Surcharge	1,260	1.1%	270	0.3%	2,789	0.8%	956	0.3%
Net sales	$119,398	100.0%	$93,152	100.0%	$346,205	100.0%	$294,993	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of March 31, 2022. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets. At March 31, 2022 and June 30, 2021, “Accounts receivable, net” included, $45.9 million and $37.2 million, respectively, in receivables from contracts with customers.
Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 20, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2021 Form 10-K. During the nine months ended March 31, 2022, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of March 31, 2022, the Company had committed to purchase green coffee inventory totaling $87.0 million under fixed-price contracts, and $19.4 million in inventory and other purchases under non-cancelable purchase orders.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
On November 20, 2020, CERT filed an appeal with the Superior Court of California. On January 29, 2021, CERT filed another appeal with the Superior Court of California. On April 9, 2021, CERT filed it’s opening brief on the first appeal. The Company filed its responsive brief on August 27, 2021. CERT’s response was filed on November 15, 2021. With respect to CERT’s second appeal, the Company’s Respondent Brief was filed on November 18, 2021. CERT’s reply in the second appeal was filed February 4, 2022. The Company believes that the likelihood that the Company will ultimately incur a material loss in connection with this litigation is less than reasonably possible.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 21. Sales of Assets
Sale of Branch Property
During the nine months ended March 31, 2022, the Company completed the sale of the following branch properties, none of which were leased back:

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
Our Business
We are a leading coffee roaster, wholesaler and distributor of coffee, tea and other allied products manufactured under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. Our principal office is located in Northlake, Texas. We operate in one business segment.
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
We operate production facilities in Northlake, Texas; Portland, Oregon; and Hillsboro, Oregon. We distribute our products from our Northlake, Texas, Portland, Oregon and Hillsboro, Oregon production facilities, as well as separate distribution centers in Portland, Oregon; Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 238 delivery routes and 90 branch warehouses as of March 31, 2022, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the effects of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which consist of small independent restaurants, foodservice operators, large institutional buyers, convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors. The COVID-19 pandemic continues to have a material impact on our revenues during the three and nine months ended March 31, 2022.
As local and state governments across the country have eased COVID-19 restrictions, and vaccines have become generally available, we have continued to see improved average weekly sales trends. During the three months ended March 31, 2022, our average weekly sales were down 16% compared to pre-COVID levels, which represents continued improvement from the three months ended December 31, 2021 and March 31, 2021 when sales were down 17% and 36%, respectively. Although we experienced improvement in several markets this quarter as COVID further recedes, the recovery is slower in certain regions caused by general COVID-19 restrictions across the country.
Although our Direct Ship sales channel was also affected by the COVID-19 pandemic, the impact was significantly less due to the types of customers we serve through this channel. These customers include our retail business and products sold by key grocery stores under their private labels, as well as third party e-commerce platforms, which have been impacted less by the pandemic. For the three months ended March 31, 2022, our Direct Ship revenues have improved which is mainly driven by recently optimized customer base and recovery of several larger accounts.
Due to the impact of the COVID-19 pandemic on our revenues, we instituted several initiatives during fiscal 2020 and 2021 to reduce operating expenses and capital expenditures to help mitigate the significant negative impact of our revenue decline. In addition to the costs saving initiatives, in fiscal 2021 we repaid our existing senior secured revolving credit facility, and entered into a new senior secured facility composed of a Revolver Credit Facility Agreement and a Term Credit Facility Agreement (the “Credit Facilities”). We believe that the Credit Facilities provide us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our financial covenants, lower our cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on our strategic initiatives.
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

Summary Overview of Three Months Ended March 31, 2022 Results of Operations
During the three months ended March 31, 2022, revenues from both our DSD and Direct ship sales channels continued to be impacted by the COVID-19 pandemic.
As a result of the COVID-19 pandemic, our largest DSD revenue declines were in our restaurant, healthcare, hotel and casino channels, while the C-store channel was impacted less. However, due to the significant recovery in these channels throughout fiscal 2021 and fiscal 2022, our average weekly DSD sales compared to pre COVID levels improved from down 36% during the three months ended March 31, 2021 to down 16% during the three months ended March 31, 2022.
Our Direct ship channel sales improved 23.7% during the three months ended March 31, 2022 compared to the prior year period. This was due to the recently optimized customer base and recovery from the impact of the COVID-19 pandemic by some of our larger Direct ship customers.
Gross margin improved 4.2% from 25.6% during the prior year period to 29.8% during the three months ended March 31, 2022. This improvement was mostly due to the effect of the continued recovery from the COVID-19 pandemic on our DSD channel sales since our DSD channel has higher margins. The increase was also attributable to a decline in our unfavorable production variances and inventory scrap write-downs due to the closure of our aged Houston, Texas plant during fiscal 2021. These improvements were partially offset by higher freight costs due to global supply chain challenges. The price increases and delivery surcharges implemented across our DSD network beginning in the second quarter of fiscal 2022 helped mitigate the impact of higher supply chain and product costs.
Operating expenses increased $5.2 million during the three months ended March 31, 2022 compared to the prior year period due to a $4.7 million increase in selling expenses and a $0.6 million increase in general and administrative expenses. The increase in selling expenses was primarily due to variable costs, including payroll, associated with the higher sales volumes, as well as operating costs associated with our new distribution center in Rialto, California.
Our capital expenditures for the three months ended March 31, 2022 were $3.0 million, a decrease of $0.1 million compared to the prior year period. This was due to lower investment spending of $1.1 million for several strategic initiatives completed during fiscal 2021, partially offset by higher maintenance capital spend of $0.9 million compared to the prior year period. Our capital expenditures for the nine months ended March 31, 2022 were $8.9 million, a decline of $3.9 million compared to the prior year period. This was due to lower investment capital of $6.0 million for several strategic initiatives completed during fiscal 2021, partially offset by higher maintenance capital spend of $2.1 million compared to the prior year period. The higher maintenance capital was mainly due to the purchase of coffee brewing equipment for our DSD customers as volumes have improved, as well as small Northlake, Texas plant and IT projects. Several key initiatives in fiscal 2021, including a focus on refurbished coffee brewing equipment to drive cost savings, helped reduce our purchases as DSD sales volumes return.
As of March 31, 2022, the outstanding principal on our Revolver and Term Loan Credit Facilities was $101.1 million, an increase of $10.1 million from December 31, 2021. Our cash balance increased by $6.8 million, from $3.6 million as of December 31, 2021, to $10.4 million as of March 31, 2022.
As of March 31, 2022, the outstanding principal on our Credit Facilities was $101.1 million, an increase of $10.1 million from June 30, 2021. Our cash balance increased by $0.1 million, from $10.3 million as of June 30, 2021, to $10.4 million as of March 31, 2022. These changes were primarily due to higher inventory costs, and payment of our fiscal 2021 employee incentive program. These uses of cash were partially offset by cash proceeds from the sale of three branch properties during the nine months ended March 31, 2022 and realized hedging gains.

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	Change	% Change	2022	2021	Change	% Change
Income Statement Data:
Net sales	$119,398	$93,152	$26,246	28.2%	$346,205	$294,993	$51,212	17.4%
Gross margin	29.8%	25.6%	4.2%	NM	29.5%	24.6%	4.9%	NM
Operating expenses as a % of sales	33.1%	36.8%	3.7%	NM	32.4%	35.4%	3.0%	NM
Loss from operations	$(3,938)	$(10,395)	$6,457	62.1%	$(10,290)	$(32,004)	$21,714	67.8%
Net loss	$(4,040)	$(13,684)	$9,644	70.5%	$(11,884)	$(37,680)	$25,796	68.5%

Operating Data:
Coffee pounds	18,797	18,026	771	4.3%	58,466	60,366	(1,900)	(3.1)%
EBITDA(1)	$2,577	$(4,800)	$7,377	153.7%	$11,055	$3,391	$7,664	226.0%
EBITDA Margin(1)	2.2%	(5.2)%	7.4%	NM	3.2%	1.1%	2.1%	NM
Adjusted EBITDA(1)	$5,021	$(759)	$5,780	761.5%	$13,009	$13,207	$(198)	(1.5)%
Adjusted EBITDA Margin(1)	4.2%	(0.8)%	5.0%	NM	3.8%	4.5%	(0.7)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	64.9%	65.2%	(0.3)%	(0.5)%	64.6%	66.6%	(2.0)%	(3.0)%
Tea & Other Beverages (2)	17.6%	18.4%	(0.8)%	(4.3)%	18.2%	17.5%	0.7%	4.0%
Culinary	11.6%	11.3%	0.3%	2.7%	11.8%	11.0%	0.8%	7.3%
Spices	4.8%	4.8%	—%	—%	4.6%	4.6%	—%	—%
Net sales by product category	98.9%	99.7%	(0.8)%	NM	99.2%	99.7%	(0.5)%	NM
Delivery Surcharge	1.1%	0.3%	0.8%	NM	0.8%	0.3%	0.5%	NM
Net sales	100.0%	100.0%	—%	—%	100.0%	100.0%	—%	—%

Other data:
Capital expenditures related to maintenance	$2,985	$2,042	$(943)	(46.2)%	$7,893	$5,783	$(2,110)	(36.5)%
Total capital expenditures	3,009	3,133	124	4.0%	8,896	12,769	3,873	30.3%
Depreciation and amortization expense	5,791	6,883	1,092	15.9%	18,119	21,231	3,112	14.7%
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

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net sales	$119,398	$93,152	$26,246	28.2%	$346,205	$294,993	$51,212	17.4%
Cost of goods sold	83,838	69,274	(14,564)	(21.0)%	244,197	222,447	(21,750)	(9.8)%
Gross profit	35,560	23,878	11,682	48.9%	102,008	72,546	29,462	40.6%
Selling expenses	27,477	22,767	(4,710)	(20.7)%	81,505	71,035	(10,470)	(14.7)%
General and administrative expenses	11,595	11,018	(577)	(5.2)%	34,796	32,334	(2,462)	(7.6)%
Net losses (gains) from sales of assets	426	488	62	NM	(4,003)	(62)	3,941	NM
Impairment of fixed assets	—	—	—	—%	—	1,243	1,243	100.0%
Operating expenses	39,498	34,273	(5,225)	(15.2)%	112,298	104,550	(7,748)	(7.4)%
Loss from operations	(3,938)	(10,395)	6,457	62.1%	(10,290)	(32,004)	21,714	67.8%
Other (expense) income:
Interest expense	(1,591)	(2,993)	1,402	46.8%	(7,106)	(9,174)	2,068	22.5%
Other, net	1,579	(356)	1,935	NM	5,790	17,283	(11,493)	NM
Total other (expense) income	(12)	(3,349)	3,337	NM	(1,316)	8,109	(9,425)	NM
Loss before taxes	(3,950)	(13,744)	9,794	71.3%	(11,606)	(23,895)	12,289	51.4%
Income tax expense (benefit)	90	(60)	(150)	NM	278	13,785	13,507	NM
Net loss	$(4,040)	$(13,684)	9,644	70.5%	$(11,884)	$(37,680)	25,796	68.5%
Less: Cumulative preferred dividends, undeclared and unpaid	149	144	(5)	(3.5)%	444	428	(16)	(3.7)%
Net loss available to common stockholders	$(4,189)	$(13,828)	9,639	69.7%	$(12,328)	$(38,108)	25,780	67.6%
___________
NM - Not Meaningful
Three and Nine Months Ended March 31, 2022 Compared to Three and Nine Months Ended March 31, 2021
Net Sales
Net sales in the three months ended March 31, 2022 increased $26.2 million, or 28.2%, to $119.4 million from $93.2 million in the three months ended March 31, 2021. Net sales in the nine months ended March 31, 2022 increased $51.2 million, or 17.4%, to $346.2 million from $295.0 million in the nine months ended March 31, 2021. The increase in net sales for the three and nine months ended March 31, 2022 was due to the continued recovery from the impact of the COVID-19 pandemic on both our DSD and Direct Ship network, along with price increases and delivery surcharges.
On our DSD network, the increase was driven by improved volume of green coffee processed and sold, along with improved volume of other beverages, culinary, spice and tea products sold as we continue to experience higher weekly sales volumes compared to prior periods.
On the Direct ship network, increase was due to higher volumes on Direct ship customers and price changes to customers utilizing commodity-based pricing arrangements where the changes in the green coffee commodity costs are passed on to the customer. This was also due to the recently optimized customer base and recovery from the impact of the COVID-19 pandemic by some of our larger Direct ship customers.
Our Direct ship net sales in the three months ended March 31, 2022 included $8.7 million in price increases to customers utilizing commodity-based pricing arrangements. Our direct ship net sales in the three months ended March 31, 2021 included no material price increases to customers utilizing commodity-based pricing arrangements.
Our Direct ship net sales in the nine months ended March 31, 2022 included $15.1 million in price increases to customers utilizing commodity-based pricing arrangements, as compared to $1.6 million in price decreases to customers utilizing such arrangements in the nine months ended March 31, 2021.

The following table presents the effect of changes in unit sales, and unit pricing and product mix in the three and nine months ended March 31, 2022 compared to the same period in the prior fiscal year (in millions):

	Three Months Ended March 31, 2022 vs. 2021	% of Total Mix Change	Nine Months Ended March 31, 2022 vs. 2021	% of Total Mix Change
Effect of change in unit sales	$5.8	22.1%	$(5.6)	(10.9)%
Effect of pricing and product mix changes	20.4	77.9%	56.8	110.9%
Total increase in net sales	$26.2	100.0%	$51.2	100.0%
Unit sales increased 5.1% and average unit price increased by 21.9% in the three months ended March 31, 2022 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 28.2%. Unit sales decreased 1.6% and average unit price increased by 19.3% in the nine months ended March 31, 2022 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 17.4%. Average unit price increased during three and nine months ended March 31, 2022 due to a higher mix of product sold via our DSD network versus Direct ship, as Direct ship has a lower average unit price. There were no new product category introductions which had a material impact on our net sales in the three and nine months ended March 31, 2022 or 2021.
Gross Profit
Gross profit in the three months ended March 31, 2022 increased $11.7 million, or 48.9%, to $35.6 million from $23.9 million in the three months ended March 31, 2021. Gross margin increased to 29.8% in the three months ended March 31, 2022 from 25.6% in the three months ended March 31, 2021.
Gross profit in the nine months ended March 31, 2022 increased $29.5 million, or 40.6%, to $102.0 million from $72.5 million in the nine months ended March 31, 2021. Gross margin increased to 29.5% in the nine months ended March 31, 2022 from 24.6% in the nine months ended March 31, 2021.
The increase in gross profit in the current year was primarily driven by higher net sales on both the DSD and Direct ship network, partially offset by higher freight costs due to global supply chain challenges. Gross margin improved due to the effect of the continued recovery from COVID-19 on our DSD channel sales since our DSD channel has higher margins. The increase was also attributable to a decline in our unfavorable production variances and inventory scrap write-downs due to the closure of our aged Houston, Texas plant during fiscal 2021. The price increases and delivery surcharges implemented across our DSD network during the second quarter of fiscal 2022 helped mitigate the impact of higher supply chain and product costs.
Operating Expenses
In the three months ended March 31, 2022, operating expenses increased $5.2 million to $39.5 million, or 33.1% of net sales, from $34.3 million, or 36.8% of net sales in the prior year period. This increase was due to a $4.7 million increase in selling expenses and $0.6 million increase in general and administrative expenses.
In the nine months ended March 31, 2022, operating expenses increased $7.7 million to $112.3 million, or 32.4% of net sales, from $104.6 million, or 35.4% of net sales in the prior year period. This increase was due to a $10.5 million increase in selling expenses and a $2.5 million increase in general and administrative expenses, partially offset by a $1.2 million lower fixed assets impairment and $3.9 million increase in net gains from the sales of assets due to the sale of three branch properties during the nine months ended March 31, 2022. The increase in selling expenses during the nine months ended March 31, 2022 was primarily due to variable costs, including payroll, associated with the higher sales volumes, as well as operating costs associated with our new distribution center in Rialto, California. The increase in general and administrative expenses during the nine months ended March 31, 2022 was primarily due to payroll and third party costs related to several supply chain optimization initiatives, partially offset by the absence of one-time severance costs in the prior year period. The increase in payroll in both and selling and general and administrative expenses are predominately due to the expiration of the temporary 15% reduction in base salaries and the expiration of the 401(k) cash match suspension under the Farmer Bros. Co. 401(k) Plan, which were both cost saving actions implemented in fiscal 2020 due to the COVID-19 pandemic.
Total Other (Expense) Income
Total other (expense) income in the three months ended March 31, 2022 decreased $3.3 million or 99.6% to $12.0 thousand of expense compared to $3.3 million of expense in the three months ended March 31, 2021. This change was primarily a result of lower interest expense and higher gains on coffee-related derivative instruments in the current year period.
Total other (expense) income in the nine months ended March 31, 2022 increased $9.4 million or 116.2% to $1.3 million of expense compared to $8.1 million of income in the nine months ended March 31, 2021. This change was primarily a result of the absence of the gains due to the postretirement benefit curtailment in the prior year, partially offset by lower interest expense and higher gains on coffee-related derivative instruments in the current year.
Interest expense in the three months ended March 31, 2022 decreased $1.4 million to $1.6 million from $3.0 million in the prior year period. The decrease in interest expense was primarily due to the lower interest rate on our Credit Facilities, and favorable interest rate swap activity.
Interest expense in the nine months ended March 31, 2022 decreased $2.1 million to $7.1 million from $9.2 million in the prior year period. The decrease in interest expense was principally due to the lower interest rate on our Credit Facilities, and lower losses on our interest rate swap.
Other, net in the three months ended March 31, 2022 increased by $1.9 million to income of $1.6 million compared to expense of $0.3 million in the prior year period. Other, net in the nine months ended March 31, 2022 decreased by $11.5 million to income of $5.8 million compared to income of $17.3 million in the prior year period. The decrease was primarily a result of lower amortized gains on our terminated postretirement medical benefit plan, partially offset by higher mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges.
Income Taxes
In the three months ended March 31, 2022 and March 31, 2021 , we recorded income tax expense of $0.1 million and income tax benefit of $0.1 million, respectively. In the nine months ended March 31, 2022 and March 31, 2021, we recorded income tax expense of $0.3 million and $13.8 million, respectively. See Note 16, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Set forth below is a reconciliation of reported net loss to EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Net loss, as reported	$(4,040)	$(13,684)	$(11,884)	$(37,680)
Income tax expense (benefit)	90	(60)	278	13,785
Interest expense (1)	736	2,061	4,542	6,055
Depreciation and amortization expense	5,791	6,883	18,119	21,231
EBITDA	$2,577	$(4,800)	$11,055	$3,391
EBITDA Margin	2.2%	(5.2)%	3.2%	1.1%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
Set forth below is a reconciliation of reported net loss to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Net loss, as reported	$(4,040)	$(13,684)	$(11,884)	$(37,680)
Income tax expense (benefit)	90	(60)	278	13,785
Interest expense (1)	736	2,061	4,542	6,055
Depreciation and amortization expense	5,791	6,883	18,119	21,231
ESOP and share-based compensation expense	2,018	1,611	5,015	3,561
Strategic initiatives (2)	—	1,593	—	3,268
Net losses (gains) from sale of assets	426	488	(4,003)	(62)
Severance	—	200	942	1,397
Weather-related event - 2021 severe winter weather	—	109	—	109
Non-recurring costs associated with the COVID-19 pandemic	—	40	—	300
Impairment of fixed assets	—	—	—	1,243
Adjusted EBITDA (3)	$5,021	$(759)	$13,009	$13,207
Adjusted EBITDA Margin	4.2%	(0.8)%	3.8%	4.5%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
(2) Includes initiatives related to the Houston facility exit and opening of the Rialto distribution center.
(3) Adjusted EBITDA for the nine months ended March 31, 2021 includes $14.4 million of higher amortized gains resulting from the curtailment of the postretirement medical plan in March 2020, which is further described in our consolidated financial statements in the 2021 Form 10-K.
Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				March 31, 2022		June 30, 2021
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/25/2025	N/A	$54,500	2.75%	$43,500	6.21%
Term Loan	4/26/2021	4/25/2025	$47,500	44,694	7.50%	45,278	7.50%
Total				$99,194		$88,778
__________
(1) The weighted average interest rate excludes the fixed rate on the de-designated Amended Rate Swap
On April 26, 2021, the Company entered into the Credit Facilities as described in more detail in Note 11, Debt

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
The Credit Facilities contain customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facilities becoming immediately due and payable and termination of the commitments. As of and through March 31, 2022, we were in compliance with all of the covenants under the Credit Facilities. Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.
The Credit Facilities provide us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic and continue to execute on key strategic initiatives.
At March 31, 2022, the Company had outstanding borrowings on the Revolver Credit Facility of $54.5 million and had utilized $4.1 million of the letters of credit sublimit.
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
At March 31, 2022, we had $10.4 million of unrestricted cash and cash equivalents and $22.3 million available on our Revolver Credit Facility.
Impact of the COVID-19 Pandemic on our Liquidity
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the effects of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which consists of small independent restaurants, foodservice operators, large institutional buyers, and convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors. The COVID-19 pandemic continues to have material impact on our revenues during the three and nine months ended March 31, 2022.
In response to the pandemic's impact on our business, we instituted several initiatives during fiscal 2020 and 2021 to reduce operating expenses and capital expenditures to help mitigate the significant negative impact of our revenue decline. In addition to the costs saving initiatives, in fiscal 2021 we repaid our existing senior secured revolving credit facility, and entered into our new Credit Facilities. We believe that the Credit Facilities provide us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our debt financial covenants, lower our cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on our strategic initiatives.
The duration and magnitude of the COVID-19 pandemic, including the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, remains uncertain. The ultimate impacts of the COVID-19 pandemic on our business will depend on future developments, including the availability and cost of labor, global supply chain disruptions, variants of the virus, and the availability and use of vaccines, which is highly uncertain and cannot be predicted. While we anticipate that our revenue will continue to recover as local, state and national governments continue to ease COVID-19 related restrictions, and vaccines become more widely accepted, there can be no assurance that we will be successful in returning to the pre-COVID-19 pandemic levels of revenue or profitability for fiscal 2022.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Nine Months Ended March 31,
	2022	2021
Consolidated Statements of cash flows data (in thousands)
Net cash used in operating activities	$(9,627)	$(3,488)
Net cash provided by (used in) investing activities	166	(10,787)
Net cash provided by (used in) financing activities	9,576	(37,264)
Net increase (decrease) in cash and cash equivalents and restricted cash	$115	$(51,539)
Operating Activities
Net cash used in operating activities during the nine months ended March 31, 2022 was $9.6 million as compared to net cash used of $3.5 million in the nine months ended March 31, 2021. The $6.1 million change in net cash used in operating activities was primarily attributable to changes in working capital primarily related to inventory and accounts receivables, as well as bonus payments for our fiscal 2021 employee incentive program. We did not pay bonuses as part of the employee incentive program in fiscal 2020 due to the impact COVID-19 had on our business. These outflows were partially offset by realized gains from our coffee-related derivative instruments for the nine months ended March 31, 2022.
Investing Activities
Net cash provided by investing activities during the nine months ended March 31, 2022 was $0.2 million as compared to net cash used of $10.8 million in the nine months ended March 31, 2021. The increase in cash provided was primarily due to net cash proceeds of $9.1 million from the sale of three branch assets during the nine months ended March 31, 2022. Also, less cash was used for expansion capital expenditures compared to prior year period when we increased the capacity of our Northlake, Texas plant.
Financing Activities
Net cash provided by financing activities during the nine months ended March 31, 2022 was $9.6 million as compared to net cash used of $37.3 million in the nine months ended March 31, 2021. The change of $46.8 million was primarily due to net repayments of $34.0 million under the Amended and Restated Credit Agreement dated as of July 23, 2020 (the "Amended Revolving Facility"), which was fully repaid in prior year period. The Company also had net proceeds from revolver draw down of $11.0 million during the nine months ended March 31, 2022.
Capital Expenditures
For the three and nine months ended March 31, 2022 and 2021, our capital expenditures paid were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Maintenance:
Coffee brewing equipment	$2,002	$1,578	$5,625	$4,430
Building and facilities	60	—	92	45
Vehicles, machinery and equipment	180	150	679	378
IT, software, office furniture and equipment	743	314	1,497	930
Capital expenditures related to maintenance	2,985	2,042	7,893	5,783

Expansion Project:
Machinery and equipment	24	481	992	5,251
IT equipment	—	50	—	755
Capital expenditures, Expansion Project	24	531	992	6,006

New Facility Costs
Building and facilities	—	560	11	980
Capital expenditures, New Facility	—	560	11	980

Total capital expenditures	$3,009	$3,133	$8,896	$12,769
In fiscal 2022, we anticipate paying between $11.0 million to $14.0 million in maintenance capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facilities.

Depreciation and amortization expenses were $5.8 million and $6.9 million in the three months ended March 31, 2022 and 2021, respectively. Depreciation and amortization expenses were $18.1 million and $21.2 million in the nine months ended March 31, 2022 and 2021, respectively. We anticipate our depreciation and amortization expense will be approximately $5.5 million to $7.0 million per quarter in the remainder of fiscal 2022 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Purchase Commitments
As of March 31, 2022, the Company had committed to purchase green coffee inventory totaling $87.0 million under fixed-price contracts, and $19.4 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of March 31, 2022, the Company had operating and finance lease payment commitments totaling $29.1 million. Under our Term Loan Credit Agreement, the Company is required to make quarterly principal repayments of $950 thousand, beginning in fiscal quarter ending March 31, 2022 and has commenced these payments as of March 31, 2022.
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
As of March 31, 2022, the Company had utilized $4.1 million of the letters of credit sublimit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At March 31, 2022, we had outstanding borrowings on our Revolver Credit Facility of $54.5 million and had utilized $4.1 million of the letters of credit sublimit, as well as $46.6 million of debt outstanding under our Term Loan Credit Facility. The weighted average interest rate on our Revolver Credit Facility was 2.75% with a LIBOR Floor of 0.50%. The weighted average interest rate on our Term Loan Credit Facility was 7.50% with a LIBOR Floor of 1.0%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under these Credit Facilities based on the weighted average interest rate on the outstanding borrowings as of March 31, 2022:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$101,050	4.94%	$4,992
–100 basis points	$101,050	4.94%	$4,992
Unchanged	$101,050	4.94%	$4,992
+100 basis points	$101,050	5.66%	$5,719
+150 basis points	$101,050	6.16%	$6,225
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
The following table summarizes the potential impact as of March 31, 2022 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$568	$(568)	$1,883	$(1,883)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of March 31, 2022. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of March 31, 2022, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2021 Form 10‑K. During the nine months ended March 31, 2022, there have been no material changes to the risk factors disclosed in our 2021 Form 10‑K.
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

3.4
Certificate of Designations of Series A Convertible Participating Cumulative Perpetual Preferred Stock of Farmer Bros. Co. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2017 and incorporated herein by reference).

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

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
________________

*	Filed herewith
**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Deverl Maserang
Deverl Maserang President and Chief Executive Officer (principal executive officer)
May 5, 2022

By:	/s/ Scott R. Drake
Scott R. Drake Chief Financial Officer (principal financial officer)
May 5, 2022