Form 10-K
period 2022-06-30
FARMER BROTHERS CO
filed 2022-09-02
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
YES ☐ NO   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $96.3 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of August 22, 2022 the registrant had 18,825,412 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") and other documents we file with the SEC contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth below in Part I, Item 1.A., Risk Factors as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, as well as those discussed elsewhere in this Form 10-K and other factors described from time to time in our filings with the SEC.
Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, disruption to our business and customers from the COVID-19 pandemic (including the effects of emerging and novel variants of the virus and any virus containment measures such as stay-at-home orders or government mandates) and severe winter weather, levels of consumer confidence in national and local economic business conditions, the duration and magnitude of the pandemic’s impact on labor conditions, the success of our strategy to recover from the effects of the pandemic, the success of our turnaround strategy, the impact of capital improvement projects, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in our performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees, our success in adapting to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to achieve sustainability goals in ways that do not materially impair profitability, changes in the strength of the economy, including any effects from inflation, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this Form 10-K and other factors described from time to time in our filings with the SEC.
Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise, except as required under federal securities laws and the rules and regulations of the SEC.

PART I

Item 1.	Business
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “us,” “our” or “Farmer Bros.”), is a leading coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea and other allied products. We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. With a robust product line, including organic, Direct Trade, Project D.I.R.E.C.T.® and other sustainably-produced coffees, iced and hot teas, cappuccino, spices, and baking/biscuit mixes, among others, we offer not only a breadth of high-quality products to our customers but also a comprehensive approach by providing value added services such as market insight, beverage planning, and equipment placement and service. Our principal office and product development lab is located in Northlake, Texas ("Northlake facility"). We operate in one business segment.
Products and Services
Our product and service categories consist of the following:
•a robust line of roast and ground coffee, including organic, Direct Trade, Project D.I.R.E.C.T.®, Fair Trade CertifiedTM® and other sustainably-produced offerings;
•frozen liquid coffee;
•flavored and unflavored iced and hot teas, including organic and Rainforest Alliance Certified™;
•culinary products including premium spices, pancake and biscuit mixes, gravy and sauce mixes, soup bases, dressings, syrups and sauces, and coffee-related products such as coffee filters, cups, sugar and creamers;
•other beverages including cappuccino, cocoa, granitas and other blender-based beverages and concentrated and ready-to-drink cold brew and iced coffee; and
•installation, repair & refurbishment services for a wide array of coffee, tea and juice equipment using state of the art restoration techniques, managing full equipment lifecycle and providing enhanced service capabilities, maintenance and value addition.
Our owned brand products are sold primarily into the foodservice channel. Our primary brands include Farmer Brothers®, Artisan Collection by Farmer Brothers™, Superior®, Metropolitan™, China Mist® and Boyds®. Our Artisan coffee products include Direct Trade, Project D.I.R.E.C.T.®, Fair Trade Certified™®, Rainforest Alliance Certified™, organic and proprietary blends. In addition, we sell whole bean and roast and ground flavored and unflavored coffee products under the Public Domain®, Un Momento®, Collaborative Coffee®, Cain's™, McGarvey® and Boyds® brands and iced and hot teas under the China Mist® brand through foodservice distributors at retail. Our roast and ground coffee products are primarily sold in traditional packaging, including bags and fractional packages, as well as single-serve packaging. Our tea products are sold in traditional tea bags and sachets, as well as single-serve tea pods and capsules. Our fiscal year ends on June 30, and our discussion is as of and for the fiscal years ended June 30, 2022 ("fiscal 2022") and June 30, 2021 ("fiscal 2021"). See Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations included in Part II, Item 7 of this Form 10-K.
Business Strategy
Overview
We are a coffee company dedicated to delivering the coffee people want, the way they want it. We build partnerships with customers who value quality, a wide array of services and sustainable sourcing and are passionate about delivering great coffee, tea, and culinary experiences to their communities.
In order to achieve our mission, we have grown existing capabilities and continue to develop new capabilities to deliver value to our customers. More recently, we have undertaken initiatives such as, but not limited to, the following:
•Executing Manufacturing and Network Optimization. We continue to develop and execute manufacturing network optimization. We utilize our Northlake, Texas, facility to improve production efficiencies and balance volume across our manufacturing and distribution networks to facilitate sustainable long-term growth. In fiscal 2021, we substantially increased the production and packaging capacity at our Northlake, Texas production facility which allowed us to exit our aged Houston, Texas facility. We also utilize our distribution center in Rialto, California, opened in fiscal 2021, which is geographically closer to many of our customers in the Western United States, and which enabled more efficient service to our West Coast network as well as the consolidation of certain branches in Southern California. We also continue to execute branch rationalization, which improves our cost structure without sacrificing service to our customers.
•Leveraging our Direct-Store-Delivery ("DSD") Network for growth. Our handheld technology helps drive productivity and customer service levels. This technology enhances our capabilities, including the ability to execute our pre-sell strategy. We have also recently expanded dedicated new business resources to capture market share. Additionally, we are focused on building partnerships that utilize our current distribution capabilities to expose us to industry and product innovation.
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
•Service Excellence in Revive Service & Restoration ("Revive"). We continue to have one of the largest coffee service networks in the industry and are able to install, repair, and refurbish commercial brewing equipment. With Revive, we are focused on continually improving time-to-install and time-to-repair and restoration of equipment. We have successfully built partnerships with leading equipment manufacturers and are invested in training our team on the latest equipment offerings to enhance our service capabilities and value addition.
•Enhance Processes and Systems. We are implementing IT applications which we expect to enhance our e-commerce and supply chain optimization and flexibility. We are also continuing to invest in and enhance other IT capabilities to provide back-office support which will enable enhanced customer analytics, enable better product targeting, and create a more robust demand and supply process.
•OmniChannel Sales Capability. We are focused on increasing our presence with leading retailers, enhancing our e-commerce platform and developing distributor partnerships. We continue to refresh our current branded product websites to help build our on-line sales and enhance customer experience.
We differentiate ourselves in the marketplace by providing coffee, tea, and culinary expertise, service excellence, and equipment program support. We tailor solutions to our customers' needs helping them deliver a great experience for their customers, which includes:
•Offering a wide variety of sustainably sourced coffee, tea, and culinary products, thereby helping our customers achieve their sustainability goals and objectives;
•Providing consumer, channel, and market insights; including ideation to support customer menu and product evaluation in line with consumer trends;
•Delivering comprehensive commercial brewing equipment program support from installation to preventative maintenance to timely repair;
•Providing DSD service where our trained Route Sales Representative ("RSR") orders product to keep our customers in-stock, merchandises the beverage station, rotates products, cleans and inspects equipment on-site, and performs “cup quality checks” all to ensure a great experience for the consumer. Our services provided to DSD customers are conducted primarily in person through our RSRs, who develop business relationships with chefs, restaurant owners and food buyers at their delivery locations; and
•Providing comprehensive coffee programs to our national account customers, including private brand development, green coffee procurement, hedging, category management, sustainable sourcing, limited time specialty products, packaging design and supply chain management.
Industry and Market Leadership
We have made the following investments in an effort to ensure we are well-positioned within the industry to take advantage of category trends, industry insights, and general coffee, tea and allied product knowledge to grow our business:
•Coffee Industry Leadership. Through our dedication to the craft of sourcing, blending and roasting coffee, and our participation and/or leadership positions with the Specialty Coffee Association ("SCA"), National Coffee Association, Coalition for Coffee Communities, International Women's Coffee Alliance, Pacific Coast Coffee Association, and Roasters Guild, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry, large retail and foodservice operators are drawn to working with us. We were among the first coffee roasters in the nation to receive SCA certification of a state-of-the-art coffee lab, which includes our product development labs at the Northlake, Texas and Portland, Oregon facilities.
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
Sustainability Leadership
•Sustainability. We believe that our collective efforts in measuring our social and environmental impact, creating programs for waste, water and energy reduction, promoting partnerships in our supply chain that aim at supply chain stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee and tea programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions. During fiscal 2022 we were part of the 2021 CDP Supplier Engagement Leaderboard. This means that we were among the top 8% of participants for supplier engagement on climate change, based on our 2021 CDP disclosure. Further, in fiscal 2022, we published our annual sustainability report based on the Global Reporting Initiative’s comprehensive compliance standard. In addition, China Mist is a member of the Ethical Tea Partnership (the “ETP”), a non-profit organization that works to improve the sustainability of the tea sector, the lives of tea workers and farmers, and the environment in which tea is produced. As a member of the ETP, China Mist sources all of its tea from tea plantations that are certified, monitored, and regularly audited by the ETP.
•Science-Based Carbon Reduction Targets. We believe combating climate change is critical to the future of our company, the coffee industry, coffee growers and the world. In fiscal 2022 we made progress towards our science based carbon reduction targets. With a new baseline established in fiscal 2018, we set more ambitious goals in line with efforts to limit global warming to 1.5°C. Setting approved targets places us among those responsible businesses that are making measurable contributions to incorporate sustainability within their business strategy.
•Zero Waste to Landfill. Achieving zero waste in our production and distribution facilities is a significant step in reaching our overall sustainability goals. In fiscal 2022 we maintained our goal of 90% waste diversion for our primary production and distribution facilities. To accomplish this goal, we have focused on the circularity of our waste streams, making partnerships to reuse them, reintroducing them as inputs for new products, or recycling them and composting them when none of the previous options are possible. Currently 77% of the waste generated company-wide is diverted from the landfill, and our roasting facilities have achieved the Zero Waste goal since 2018.
•LEED® Certified Facilities. Our Portland production and distribution facility is the first in the Northwest to achieve LEED® Silver Certification. Our corporate office in Northlake, Texas has also achieved LEED® Silver Certification.
•Project D.I.R.E.C.T.® Program. In fiscal 2022, we continued to grow our direct trade sourcing model, Project D.I.R.E.C.T.®. This program involves direct long-term partnerships with coffee growing communities based on principles of sustainability, transparent pricing and consumer education. This model is an impact-based product or raw material sourcing framework that utilizes data-based sustainability metrics to influence an inclusive, collaborative approach to sustainability along the supply chain. To evaluate whether coffee is Project D.I.R.E.C.T.®, we follow an outcome-based evaluation framework. The result of this evaluation impacts where we invest our resources within our supply chain and has led to an increased level of transparency for us. Overall Project D.I.R.E.C.T.® builds community partnerships for decision making, training, and reporting that benefits all members of the coffee supply chain.
•Green Coffee Traceability. We are committed to the inclusion of more sustainably-sourced coffees in our supply chain. Regulatory and reputational risks can increase when customers, roasters and suppliers cannot see back into their supply chain. To address these concerns, as well as to deepen our commitment to the longevity of the coffee industry, we track traceability levels from all green coffee suppliers on a per-contract basis. This helps us to bring transparency to our supply chain, rank our suppliers, and also to identify opportunities to select trusted providers, cooperatives, mills, exporters, and other suppliers, when offering sustainable coffees to our customers. It also helps us deepen our understanding of greenhouse gas emissions generated upstream of our supply chain.
•Supplier Sustainability. We are committed to working with suppliers who share our social, environmental and economic sustainability goals. Regulatory and reputational risks can increase when suppliers are not held to the same strict standards to which we hold ourselves. To address this concern, all existing suppliers and new suppliers must acknowledge and adhere to our Supplier Standards of Engagement. These Standards of Engagement are aligned with the United Nations Global Compact and set minimum standards for suppliers that are designed to provide Farmer Bros. visibility into all aspects of its supply chain and meets these objectives. Our suppliers also execute a Supplier's

Certificate of Compliance, representing supplier's receipt and acknowledgment of the Standards of Engagement and agreement to comply with the same.
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
•We support industry organizations, which commit to grow, protect, and enhance supplies of quality coffee while improving the livelihoods of the families who produce it, and the Specialty Coffee Association (the “SCA”) Sustainability Council and the Coalition for Coffee Communities, which are focused on sustainability in coffee growing regions.
•We organize local charities and fund raisers, including support of Ronald McDonald House, riding in the Ride Against Hunger supported by Tarrant Area Food Bank, and hosting local food drives.
•Our usable and near expiring products or products with damaged packaging that can be donated are donated to Feeding America affiliated food banks nationwide, in an effort to keep all edible food waste from going to landfills.
Human Capital
On June 30, 2022, we employed approximately 1,068 employees, 166 of whom are subject to collective bargaining agreements expiring on or before June 30, 2025.
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
We continue to attract, develop and retain our team members with the following programs:
Diversity, Equity and Inclusion
We know our customers represent a wide range of backgrounds and experiences and we strive to build a team that is as diverse and inclusive as our customers and the communities in which we do business. Our Diversity, Equity and Inclusion ("DEI") committee is comprised of team members across all functions and levels of the organization, including members of the senior management team, and reaches team members across the organization. Our commitments to DEI include:
•Creating courageous and psychologically safe spaces for all team members through continual learning and development and implementation of Business Employee Resource Groups (BERGs).
•Evaluation of all HR programs and processes through a DEI lens to identify and remove bias in our people practices.
•Increase in diversity supplier partnerships and spend.
•Actively recruiting from organizations that identify, prepare and develop diverse candidates for the workplace (e.g. Texas Workforce Commission, Hiring our Heroes, Mom’s Unfiltered, INROADS Inc., etc.).
•Engagement with community based organizations and local schools and universities to ensure equal access to employment opportunities through job search/interview training, apprenticeships, internships, and other programs.
•Commencement of a project with the National Organization on Disabilities to review our practices, train our leaders and help us increase our employment of people with disabilities.
Team Member Benefits
We value each team member and, as a result, we provide a Total Rewards Program that strives to deliver the features that our team members value. To accomplish this, we have conducted surveys of our team members over the last three years to make sure we are investing in areas that our people value. Based on team member feedback and in alignment with our values of family, we have emphasized:
•Stability of our team member benefits costs and expansion of the scope of our benefit programs and options. This has included company-paid short-term disability as well as paid parental leave for all non-union team members.

•Focused improvement of our overall team member experience, including investments in HR technology, well-being initiatives and a comprehensive Benefits Assistance Center to help employees understand their benefits better.
Health and Safety
The health and safety of our team members is crucial. In addition to tracking common indicators, such as injury rates, we have taken a proactive approach to work place safety, including regular company-wide safety training, fleet safety reviews, and measures to address the COVID-19 pandemic. We will continue to focus on all aspects of team member health and safety by creating a Safety First Culture. This includes, but is not limited to, tracking and analyzing injury rates and incident trends, safety training, and team member engagement in the safety process. In fiscal 2022, we rolled out an extensive driver safety curriculum to help keep our team members and others safer on the road. The training will continue in the year ended June 30, 2023 ("fiscal 2023").
We manufacture and distribute products deemed essential to critical infrastructure, and as a result, our production sites continued operating during the COVID-19 pandemic. As such, we implemented company safety guidelines improving the physical safety of work environments for our employees that continued to report to work sites. These measures have included increased sanitation procedures, limiting or prohibiting guests to work sites, hand washing, social distancing, mask wearing and temperature checks as well as encouraging individuals to stay home when ill. Further, we provided work from home flexibility for our team members whose jobs did not require them to report to a specific job site, further limiting potential exposure for our team members.
Raw Materials and Supplies
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, the coffee “C” market near month price per pound ranged from approximately $0.86 to $2.60. The coffee “C” market near month price as of June 30, 2022 and 2021 was $2.30 and $1.60 per pound, respectively. Our principal packaging materials include carton board, corrugate and plastic. We also use a significant amount of electricity, natural gas, and other energy sources to operate our production and distribution facilities.
We purchase green coffee beans from multiple coffee regions around the world. Coffee “C” market prices in fiscal 2022 traded in a $1.12 range during the year, and averaged 60% above the historical average for the past five years. There can be no assurance that green coffee prices will remain at these levels in the future. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers, including Direct Trade and Fair Trade Certified™® sources and Rainforest Alliance Certified™ farms. Fair Trade Certified™® provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products through arrangements with cooperatives. Direct Trade products provide similar assurance except that the arrangements are provided directly to individual coffee growers instead of to cooperatives, providing these farmers with price premiums and dedicated technical assistance to improve farm conditions and increase both quality and productivity of sustainable coffee crops at the individual farm level. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
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
Distribution
We operate production facilities in Northlake, Texas and Portland, Oregon. Distribution takes place out of the Northlake and Portland facilities, as well as separate distribution centers in Northlake, Illinois; Rialto, California; and Moonachie, New Jersey. Our products reach our customers primarily in the following ways: through our nationwide DSD network of 239 delivery routes and 103 branch warehouses as of June 30, 2022, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on third-party logistics service providers ("3PL") for our long-haul distribution. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply. We also sell coffee and tea products directly to consumers through our websites and sell certain products at retail and through foodservice distributors.
Customers
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers and large national account customers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as retail with private brand and consumer-branded coffee and tea products, foodservice distributors, and consumers through e-commerce. During fiscal 2022, our top five customers accounted for approximately 24% of our net sales. Although no single customer accounted for 10% or more of our net sales in any of the last three fiscal years, the loss of, or reduction in, sales to one or more of our top customers would likely have a material adverse effect on our results of operations.
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
In fiscal 2022 and fiscal 2021, the COVID-19 pandemic had a material impact on our financial condition and results of operations. The measures taken to contain the spread of the virus adversely affected our business and those of our customers. Our success will depend on our ability and effectiveness in identifying and addressing our customers’ future needs in light of the development of COVID-19, its variants and responsive measures. Although we have already experienced some negative effects from the COVID-19 pandemic, it is difficult to predict the extent and timing of the impact that a resurgence could have on our customer demand.
Competition and Trends
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience, technology and innovation, and competition could become more intense due to the relatively low barriers to entry and industry consolidation. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products many of which have greater financial and other resources than we do, such as The J.M. Smucker Company (Folgers Coffee) and The Kraft Heinz Company (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and US Foods Holding Corp., regional and national coffee roasters such as Riverview Acquisition Corp. (S&D Coffee & Tea), Massimo Zanetti Beverage USA, Trilliant Food and Nutrition LLC, Gaviña & Sons, Inc., Royal Cup, Inc., Ronnoco Coffee, LLC, and Community Coffee Company, L.L.C., specialty coffee suppliers such as Rogers Family Company (San Francisco Bay Coffee), Distant Lands Coffee Company, Mother Parkers Tea & Coffee Inc., Starbucks Corporation and JAB Holding Company (Peet’s Coffee & Tea), and retail brand beverage manufacturers such as Keurig Dr. Pepper Inc. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores (physical and on-line) such as Costco, Sam’s Club and Restaurant Depot and on-line retailers such as Amazon. We also face competition from growth in the single-serve, ready-to-drink coffee beverage and cold-brewed coffee channels, as well as competition from other beverages, such as soft drinks (including highly caffeinated energy drinks), juices, bottled water, teas and other beverages.
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
Regulatory Environment

The conduct of our businesses, including, among other things, the production, storage, distribution, sale, labeling, quality and safety of our products, and occupational safety and health practices, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. Our facilities are subject to various laws and regulations regarding the release of material into the environment and the protection of the environment in other ways. We are not a party to any material legal proceedings arising under these regulations except as described in Note 19, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10‑K. For additional information, see "Risk Factors" under the sub-captions "Risks Related to Our Business and Industry" and "Risks Related to Governance, Regulatory, Legislative and Legal Matters"
Other
The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. We have no material revenues from foreign operations or long-lived assets located in foreign countries.
Available Information
Our Internet website address is http://www.farmerbros.com, where we make available, free of charge, through a link maintained on our website under the heading “Investor Relations—SEC Filings,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including amendments thereto, proxy statements and annual reports to stockholders, and from time to time, other documents, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov. Copies of our Corporate Governance Guidelines, the Charters of the Audit, Compensation, Technology, Nominating and Corporate Governance Committees of the Board of Directors, and our Code of Conduct and Ethics can also be found on our website. Printed copies of these posted materials are also available free of charge to stockholders who request them in writing from Investor Relations, 1912 Farmer Brothers Drive, Northlake, Texas 76262. Information on our website or linked to our website is not incorporated by reference into this Form 10-K.

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
Risks Related to our Business and Industry

Pandemics or disease outbreaks, such as the COVID-19 pandemic, may disrupt our business, including among other things, our supply chain, our manufacturing operations and customer and consumer demand for our products, and could have a material adverse impact on our business.
In fiscal years 2022 and 2021, the COVID-19 pandemic had a material impact on our financial condition and results of operations. The measures taken to contain the spread of the virus adversely affected our business and those of our customers. The outbreak resulted in federal, state and local government authorities implementing numerous restrictive measures to attempt to contain COVID-19, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures impacted our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. The resurgences of COVID-19 or new variants of the virus may result in the reinstitution of certain of the restrictions and increased economic uncertainty, which could have a material adverse effect on our financial condition and results of operations. The ultimate impact that the COVID-19 pandemic or any future pandemic or disease outbreak will have on our business and our consolidated results of operations is uncertain.
The spread of pandemics or disease outbreaks such as COVID-19 may also disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, and logistics and transportation providers. In addition, we rely on customers to be able to receive shipments and stock store shelves. If a significant percentage of our workforce or the workforce of our third-party business partners or customers is unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic or any future pandemic or disease outbreak, our operations may be negatively impacted. In addition, the unprecedented demand for food and other consumer packaged goods products as a result of the COVID-19 pandemic or any future pandemic may limit the availability of ingredients, packaging and other raw materials necessary to produce our products, and our operations may be negatively impacted. For example, we have experienced supply chain constraints for certain of our products, which have negatively impacted our ability to fully satisfy customer and consumer demand for certain of our products. Additionally, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.
Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third-party actions taken to contain its spread and mitigate public health effects.
The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the implementation and duration of social distancing and stay-at-home and work-from-home mandates, policies and recommendations and whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America, our ability and the ability of our suppliers to continue to operate our and their manufacturing facilities and maintain the supply chain without material disruption and procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain and labor shortages, our customers’ ability to adequately staff their distribution centers and stores, and the extent to which macroeconomic conditions resulting from the pandemic impact consumer eating and shopping habits. We cannot predict the duration or scope of the disruption. Therefore, the financial impact cannot be reasonably estimated at this time.
We depend on the expertise of key personnel to operate our business. The unexpected loss of one or more of these key employees or difficulty recruiting and retaining qualified personnel could have a material adverse effect on our operations and competitive position.
Our success depends on the efforts and abilities of key personnel and a consistent workforce, including frontline workers, support staff and executive team members. The competition for talent is extremely high and candidates’ preferences and expectations are evolving. We must continue to recruit, retain, motivate and develop management and other employees sufficiently to maintain our current business and support our projected growth and strategic initiatives. This may require us to adapt to evolving labor conditions and make significant investments in training, coaching and other career development and retention activities. Activities related to identifying, recruiting, hiring and integrating qualified individuals require significant time and attention. In this competitive environment, our business has been and may continue to be adversely impacted by increases in labor costs, including wages and benefits, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets and increased wages, benefits and costs related to the effects of COVID-19 pandemic.
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
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience, technology and innovation, and competition could become more intense due to the relatively low barriers to entry and industry consolidation. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products, wholesale foodservice distributors, regional and national coffee roasters, specialty coffee suppliers, and retail brand beverage manufacturers, many of which have greater financial and other resources than we do and may have lower fixed costs and/or are substantially less leveraged than us. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores and on-line retailers. Companies smaller than ours may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets.
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
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Our ability to acquire a consistent supply of green coffee at prices sufficient to meet our needs, similar to any agricultural commodity, may be impacted by, among other things, climate change, weather, natural disasters, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, an increase in green coffee purchased and sold on a negotiated basis rather than directly on commodity markets in response to higher production costs relative to “C” market prices, speculative trading in coffee commodities, political and economic conditions or uncertainty, labor actions and shortages, foreign currency fluctuations, inflation, armed conflict in coffee producing nations, acts of terrorism, pandemics or other disease outbreaks (including the COVID-19 pandemic), government actions and trade barriers or tariffs, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by restricting coffee supplies.
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
Recently, there has been increased volatility in the “C” market price, with prices at times increasing to five-year highs. The uncertainty of several factors, including the impact of weather patterns in coffee producing regions, global supply chain constraints and shipping shortages, and speculative trading, has caused greater uncertainty in the markets. Specifically, severe frosts and drought in Brazil currently threaten to negatively impact crop yields for multiple harvests, which could reduce supply and increase cost. Although we hedge the "C" market price volatility for a portion of our green coffee volumes by using derivative instruments, our hedging strategy and use of these instruments does not completely mitigate our exposure to commodity price risk. As a result, increases in the cost of green coffee could have a material adverse impact on our profitability, financial condition or results of operations.
Loss of business from one or more of our large national account customers and efforts by these customers to improve their profitability could have a material adverse effect on our operations.
We have a number of large national account customers, the loss of or reduction in sales to one or more of which would likely have a material adverse effect on our results of operations. During fiscal 2022, our top five customers accounted for approximately 24% of our net sales. We generally do not have long-term contracts with the majority of our customers. Accordingly, the majority of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as they have in the past. In addition, because of the competitive environment facing many of our customers and industry consolidation which has produced large customers with increased buying power and negotiating strength, our customers have increasingly sought to improve their profitability through pricing concessions and more favorable trade terms. To the extent we provide pricing concessions or favorable trade terms, our margins would be reduced. If we are unable to continue to offer terms that are acceptable to our customers, they may reduce purchases of our products which would adversely affect our financial performance. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products which could adversely affect our sales and profitability.
Our accounts receivable represents a significant portion of our current assets and a substantial portion of our trade accounts receivables relate principally to a limited number of customers, increasing our exposure to bad debts and counter-party risk which could have a material adverse effect on our results of operations.
A significant portion of our accounts receivable are from five customers, which represents approximately 35% of our accounts receivable at June 30, 2022. The concentration of our accounts receivable across a limited number of parties subjects us to individual counter-party and credit risk as these parties may breach our agreement, claim that we have breached the agreement, become insolvent and/or declare bankruptcy, delaying or reducing our collection of receivables or rendering collection impossible altogether. Certain of the parties use third-party distributors or do business through a network of affiliate entities which can make collection efforts more challenging and, at times, collections may be economically unfeasible. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.
Climate change, water scarcity or legal, regulatory, or market measures to address such could have a material adverse effect our business and operations.
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
The increasing concern over climate change also may result in more regional, federal, foreign and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy and resource efficiency, we may experience significant increases in our manufacturing and distribution costs. In particular, increasing regulation of fuel emissions could substantially increase the supply chain and distribution costs associated with our products. As a result, climate change or increased concern over climate change could negatively affect our business and operations.
Increased severe weather conditions, including those resulting from climate change, may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere have caused and will continue to cause significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather events. Severe weather conditions are dramatically affecting coffee growing countries. The wet and dry seasons are becoming unpredictable in timing and duration, causing improper development of the coffee cherries. Decreased agricultural productivity in certain regions as a result of changing weather patterns may affect the quality, limit the availability or increase the cost of key agricultural commodities, which are important ingredients for our products. We have experienced storm-related damages and disruptions to our operations in the recent past related to both winter storms as well as heavy rainfall and flooding. Increased frequency or duration of extreme weather conditions could damage our facilities, impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
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
Our operating results may fluctuate from period to period as a result of a number of factors, including variations in our operating performance or the performance of our competitors, changes in accounting principles, fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, research reports and changes in financial estimates by analysts about us, or competitors or our industry, our inability or the inability of our competitors to meet analysts’ projections or guidance, strategic decisions by us or our competitors, such as acquisitions, capital investments or changes in business strategy, the depth and liquidity of the market for our common stock, adverse outcomes of litigation, changes in or uncertainty about economic conditions, inflation, supply chain disruptions, conditions or trends in our industry, geographies, or customers, activism by any large stockholder or group of stockholders, speculation by the investment community regarding our business, actual or anticipated growth rates relative to our competitors, terrorist acts, natural disasters, including due to the effects of climate change, perceptions of the investment opportunity associated with our common stock relative to other investment alternatives, competition, changes in consumer preferences and market trends, seasonality, our ability to retain and attract customers, our ability to manage inventory and fulfillment operations and maintain gross margin, and other factors described elsewhere in this risk factors section. Fluctuations in our operating results due to these factors or for any other reason could cause the market price of our common stock to decline. In addition, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market price of equity securities issued by many companies. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, financial condition and results of operations, as it could result in substantial legal costs, a diversion of management’s attention and resources, and require us to make substantial payments to satisfy judgments or to settle litigation. Accordingly, we believe that period-to-period comparisons of our operating results should not be relied upon as indicators of future performance.
We may be unable to anticipate changes in consumer preferences and consumer demographics, which may result in decreased demand for our products.
Our success depends in part on our ability to anticipate and offer products that appeal to the changing tastes, dietary habits and product packaging preferences of consumers in the market categories in which we compete. If we are not able to anticipate, identify or develop and market products that respond to these changes in consumer preferences, whether resulting from changing consumer demographics or otherwise, demand for our products may decline and our operating results may be adversely affected. In addition, we may incur significant costs related to developing and marketing new products or expanding our existing product lines in reaction to what we perceive to be increased consumer preference or demand. Such development or marketing may not result in the volume of sales or profitability anticipated.
We face exposure to other commodity cost fluctuations, which could impact our margins and profitability.
In addition to green coffee, we are exposed to cost fluctuations in other commodities under supply arrangements, including raw materials, tea, spices, and packaging materials such as carton board, corrugate and plastic. We are also exposed to fluctuations in the cost of fuel. We purchase certain ingredients, finished goods and packaging materials under cost-plus supply arrangements whereby our costs may increase based on an increase in the underlying commodity price or changes in production costs. The cost of these commodities, raw materials and fuel depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, inflation, weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes) and changing global climate patterns. The changes in the prices we pay may take place on a monthly, quarterly or annual basis depending on the product and supplier. Unlike green coffee, we do not purchase any derivative instruments to hedge cost fluctuations in these other commodities. As a result, to the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.
Our efforts to secure an adequate supply of quality coffees and other raw materials may be unsuccessful and impact our ability to supply our customers or expose us to commodity price risk.
Maintaining a reliable supply of green coffee is essential to keeping inventory levels low while securing sufficient stock to meet customer needs. We rely upon our ongoing relationships with our key suppliers to support our operations. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers. If any of these supply relationships deteriorate or we are unable to renegotiate contracts with suppliers (with similar or more favorable terms) or find alternative sources for supply, we may be unable to procure a sufficient quantity of high-quality coffee beans and other raw materials at prices acceptable to us or at all which could negatively affect our results of operations. Further, non-performance by suppliers could expose us to supply risk under coffee purchase commitments for delivery in the future. In addition, the political situation in many of the Arabica coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales. Any material interruption in our supply chain, such as material interruption of roasted coffee supply due to the casualty loss at any of our roasting plants or suppliers, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics, social or labor unrest, natural disasters or political disputes and military conflicts that cause a material disruption in our supply chain could have a negative impact on our business and our profitability. Product shortages could result in disruptions in our ability to deliver products to our customers, a deterioration of our relationship with our customers, decreased revenues or an inability to expand our business.

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
In addition, we use a significant amount of electricity, gasoline, diesel and oil, natural gas and other energy sources to operate our production and distribution facilities. An increase in the price, disruption of supply or shortage of fuel and other energy sources that may be caused by increased demand, inflation or by events such as climate change, natural disasters, power outages, cyberattacks or the like, could lead to higher electricity, transportation and other commodity costs, including the pass-through of such costs under our agreements with 3PL service providers and other suppliers, that could negatively impact our profitability, financial condition or results of operations.
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
We have a number of supply agreements with co-packers that require them to provide us with specific finished goods, including tea, spice and culinary products. For some of our products we primarily rely upon a single co-packer as our sole-source for the product. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us, including the failure by our co-packers to comply with food safety, environmental, or other laws and regulations, or the termination or renegotiation of any such co-pack agreement could result in disruptions to our supply of finished goods, cause damage to our reputation and brands, and have an adverse effect on our results of operations. Additionally, our co-packers are subject to risk, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, pandemics, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products, which could disrupt our supply of finished goods, or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. A new co-pack arrangement may not be available on terms as favorable to us as our existing co-pack arrangements, or at all.
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
Consumers have been increasingly focused on food safety and health and wellness with respect to the food products they buy. Particularly in the U.S., there is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we have a variety of such products, an unfavorable report on the health effects of caffeine or other compounds present in our products, whether accurate or not, imposition of additional taxes on certain types of food and beverage components, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our products and could materially harm our business and results of operations.
Our ability to use our net operating loss carryforwards to offset future taxable net income may be subject to certain limitations.
At June 30, 2022, the Company had approximately $185.9 million in federal and $160.1 million in state net operating loss carryforwards that will begin to expire in the years ending June 30, 2038 and June 30, 2023, respectively. Net operating losses of $51.8 million in federal and $6.9 million of state are indefinite lived and will not expire. If an ownership change as defined in Section 382 of the Internal Revenue Code (the "Code"), occurs with respect to our capital stock, our ability to use net operating losses ("NOLs") to offset taxable income would be subject to certain limitations. Generally, an ownership change occurs under Section 382 of the Code if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock over a rolling three-year period. If an ownership change occurs, our ability to use NOLs to reduce taxable net income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. If an ownership change were to occur, use of our NOLs to reduce payments of federal taxable net income may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code and limit our ability to use NOLs to offset taxable income.
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
Acquisitions are based on certain target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining the acquisition price. After consummation of an acquisition, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We perform an asset impairment analysis on an annual basis or whenever events occur that may indicate possible existence of impairment. Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions, loss of or significant decline in sales to customers included in valuation of the intangible asset, changes in our imputed cost of capital, and declines in our market capitalization, among other things, could result in impairment of our intangible assets and adversely affect our operating results. There were no intangible asset impairments during fiscal 2022 and fiscal 2021.
Our business could be negatively impacted by corporate citizenship and sustainability matters.
There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we announce certain initiatives regarding our focus areas, which include environmental matters, sustainability in our supply chain, responsible sourcing, social investments and inclusion and diversity. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions and standards that could change over time. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

Risks Related to Governance, Regulatory, Legislative and Legal Matters
Government regulations affecting the conduct of our business could increase our operating costs, reduce demand for our products or result in litigation.
The conduct of our business is subject to various laws and regulations including those relating to food safety, ingredients, manufacturing, processing, packaging, storage, marketing, advertising, labeling, quality and distribution of our products, import of raw materials, as well as environmental laws and regulations relating to climate change and sustainability, and those relating to privacy, worker health and workplace safety. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states. Any new laws and regulations or changes in government policy, existing laws and regulations or the interpretations thereof could require us to change certain of our operational processes and procedures, or implement new ones, and may increase our operating and compliance costs, which could adversely affect our results of operations. In addition, modifications to international trade policy, or the imposition of increased or new tariffs, quotas or trade barriers on key commodities, could adversely impact our business and results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products or force changes in our production processes or procedures (or force us to implement new processes or procedures). In addition, compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions, could require us to reduce emissions and to incur compliance costs which could affect our profitability or impede the production or distribution of our products. If we or our business partners fail to comply with applicable laws and regulations, we may be subject to litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements, which could have a material adverse effect on our results of operations and adversely affect our reputation and brand image. In addition, claims or liabilities of this sort may not be covered by insurance or by any rights of indemnity or contribution that we may have against others.
We could face significant withdrawal liability if we withdraw from participation in the multiemployer pension plans in which we participate.
We participate in one multiemployer defined benefit pension plan and nine multiemployer defined contribution plans other than pension plans for certain union employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these plans could increase due to a number of factors, including the funded status of the plans and the level of our ongoing participation in these plans. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and we are not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. In the event we withdraw from participation in one or more of these plans, we could be required to make an additional lump-sum contribution to the plan. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. The amount of any potential withdrawal liability could be material to our results of operations and cash flows.
Litigation pending against us could expose us to significant liabilities and damage our reputation.
We are currently party to various legal and other proceedings, and additional claims may arise in the future. See Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10‑K. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, operationally disruptive and distracting to management, and could negatively affect our brand name and image and subject us to statutory penalties and costs of enforcement. We can provide no assurances as to the outcome of any litigation or the resolution of any other claims against us. An adverse outcome of any litigation or other claim could negatively affect our financial condition, results of operations and liquidity.
We are partially self-insured and our current coverage and reserves may not be sufficient to cover future claims.
We use a combination of insurance and self-insurance mechanisms to provide for the potential liability of certain risks up to varying deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors’ and officers’ liability, life, employee medical, dental and vision, and automobile risks present significant potential liabilities. While we accrue for these potential liabilities based on historical claims experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods. A successful claim against us that is not covered by insurance or is in excess of our reserves or available insurance limits could negatively affect our business, financial condition and results of operations.

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
In April 2021, we entered into a new senior secured credit facility composed of a revolver credit facility and a term credit facility agreement (together, the “Credit Facilities”) (See Liquidity for details). At June 30, 2022, we had outstanding borrowings of $98.8 million and utilized $4.1 million of the letters of credit sublimit under the Credit Facilities, and had $12.9 million of availability under our Credit Facilities. We may incur significant indebtedness in the future, including through additional borrowings under the credit facility, through the issuance of debt securities, or otherwise.
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
If we are unable to make payments as they come due or comply with the restrictions and covenants under the Credit Facilities or any other agreements governing our indebtedness, there could be a default under the terms of such agreements. In such event, or if we are otherwise in default under the Credit Facilities or any such other agreements, the lenders could terminate their commitments to lend and/or accelerate the loans and declare all amounts borrowed due and payable. If our liquidity materially declines, we may experience springing covenants and an increase in our cost of borrowing. Furthermore, our lenders under the Credit Facilities could foreclose on their security interests in our assets. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing on acceptable terms or at all. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.
Our liquidity has been adversely affected as a result of our operating performance in recent periods and may be further materially adversely affected by constraints in the capital and credit markets and limitations under our financing arrangements.
We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, our credit facility, and proceeds from the sale of assets. In recent periods, significant acquisition costs, large capital investments along with the underperformance of our business has resulted in a decrease in funds from operating activities, which has weakened our liquidity position. During fiscal years 2022 and 2021, the impact of the COVID-19 pandemic and related federal, state, and local restrictive measures have had an adverse impact on certain of our customers, particularly restaurants, hotels, casinos and coffeehouses, which has materially impacted our liquidity.
Should our operating performance deteriorate further or the COVID-19 pandemic recurs in the near term, we will have less cash inflows from operations available to meet our financial obligations or to fund our other liquidity needs. In addition, if such deterioration were to lead to the closure of leased facilities, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flows from operations in the future to satisfy these financial obligations, we may be required to, among other things:
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
Rising inflation may adversely affect us by increasing costs of raw materials, labor, and other costs beyond what we can recover through price increases.
Inflation can adversely affect us by increasing the costs of raw materials, labor, and other costs required to operate and grow our business. Many of the markets in which we sell our products are experiencing high levels of inflation, which may depress consumer demand for our products and reduce our profitability if we are unable to raise prices enough to keep up with increases in our costs. Inflationary pressures have resulted in increases in the cost of certain raw materials, and other supplies necessary for the production of our products, and such increases may continue to impact us in the future and expose us to risks associated with significant levels of cost inflation. If we are unable to increase our prices to offset the effects of inflation, our business, operating results, and financial condition could be materially and adversely affected.
Our outstanding Series A Preferred Stock or future equity offerings could adversely affect the holders of our common stock in some circumstances.
As of June 30, 2022, we had 14,700 shares of Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), outstanding. The Series A Preferred Stock could adversely affect the holders of our common stock in certain circumstances. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock and are entitled to share in the dividends on common stock, when declared. The Series A Preferred Stock pays a dividend, when, as and if declared by our Board of Directors, of 3.5% APR of the stated value per share payable in four quarterly installments in arrears, and has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and a conversion premium of 22.5%. We may, at our election and if certain conditions are met, mandate the conversion of all the Series A Preferred Stock. The holder, if certain conditions are met, may voluntarily convert. In the future, we may offer additional equity, equity-linked or debt securities, which may have rights, preferences or privileges senior to our common stock. As a result, our common stockholders may experience dilution. Any of the foregoing could have a material adverse effect on the holders of our common stock.
Anti-takeover provisions or stockholder dilution could make it more difficult for a third party to acquire us.
Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by stockholders. We currently have 479,000 authorized shares of preferred stock undesignated as to series, and we could cause shares currently designated as to series but not outstanding to become undesignated and available for issuance as a series of preferred stock to be designated in the future. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control of the Company without further action by stockholders and may adversely affect the voting and other rights of the holders of our common stock.
Further, certain provisions of our organizational documents, including a classified board of directors which will phase out following our annual meeting of stockholders in 2022, have provisions eliminating the ability of stockholders to take action by written consent, and provisions limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of our common stock. In addition, our organizational documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control or management.
Volatility in the equity markets or interest rate fluctuations could substantially increase our pension funding requirements and negatively impact our financial position.
As of June 30, 2022, the projected benefit obligation under our two employer defined benefit pension plans exceeded the fair value of plan assets. The difference between the projected benefit obligation and the fair value of plan assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require payments to the Pension Benefit Guaranty Corporation. In addition, facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit pension plans, and the cost of such liabilities may be significant or may compromise our ability to close facilities or otherwise conduct cost reduction initiatives on time and within budget. A significant increase in future funding requirements could have a negative impact on our financial condition and results of operations.
Risks Related to Cybersecurity and Data Privacy
Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations may subject us to substantial negative financial consequences and civil or criminal penalties.
Complex local, state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. In addition, our legal and regulatory obligations in jurisdictions outside the U.S. are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations or to increase penalties significantly. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services.
Our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our brand reputation, any of which could have a material adverse effect on our operations, financial performance and business.
We rely on information technology and software in our operations. Any material failure, inadequacy, interruption or security failure of that technology could affect our ability to effectively operate our business.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our production and distribution facilities as of June 30, 2022 are as follows:

Location	Approximate Area (Square Feet)	Purpose	Status
Northlake, TX	535,585	Corporate headquarters, manufacturing, distribution, warehouse, product development lab	Owned
Portland, OR	114,000	Manufacturing and distribution	Leased
Oklahoma City, OK	142,115	Equipment repair center	Owned
Northlake, IL	89,837	Distribution and warehouse	Leased
Moonachie, NJ	41,404	Distribution and warehouse	Leased
Hillsboro, OR (1)	20,400	Manufacturing, distribution and warehouse	Leased
Rialto, CA	156,000	Distribution and warehouse	Leased
____________
(1)Consolidated into the Portland facility in July 2022.
As of June 30, 2022, we stage our products in 103 branch warehouses throughout the contiguous United States. These branch warehouses and our distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our stand-alone branch warehouses vary in size from approximately 1,000 to 34,000 square feet.
Approximately 65% of our facilities are leased with a variety of expiration dates within the range of 2022 through 2027.
We calculate our utilization for all of our coffee roasting facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, five days per week), in each case, based on our current product mix. Utilization rates for our coffee roasting facilities were approximately 75%, 63%, and 66% during fiscal 2022, 2021 and 2020, respectively.
We believe that our existing facilities provide adequate capacity for our current operations.

Item 3.	Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The principal market on which our common stock is listed for trading is the Nasdaq Global Select Market under the symbol “FARM.”
Holders
As of August 22, 2022, there were approximately 199 shareholders of record of common stock. This does not include persons whose common stock is in nominee or “street name” accounts through brokers.
Dividends
We have not recently declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to pay cash dividends in the foreseeable future.
Performance Graph
The following graph depicts a comparison of the total cumulative stockholder return on our common stock for each of the last five fiscal years relative to the performance of the Russell 2000 Index and a peer group index. Companies in the Russell 2000 and peer group index are weighted by market capitalization. The graph assumes an initial investment of $100.00 at the close of trading on June 30, 2017 and that all dividends paid by companies included in these indices have been reinvested.
Because no published peer group is similar to the Company's portfolio of business, the Company created a peer group index that includes the following companies that operate in a similar line of business: B&G Foods, Inc., Coffee Holding Co. Inc., Lancaster Colony Corporation, National Beverage Corp., SpartanNash Company, Seneca Foods Corp. and TreeHouse Foods, Inc.
Our performance graph has previously included a comparison of the total cumulative stockholder return on our common stock for each of the last five fiscal years relative to the performance of the Value Line Food Processing Index (the “Value Line Index”). However, the Value Line Index is not available from our service provider and has been omitted from this performance graph.
The historical stock price performance of the Company’s common stock shown in the performance graph below is not necessarily indicative of future stock price performance. The Russell 2000 Index and the peer group index are included for comparative purposes only. They do not necessarily reflect management's opinion that such indices are an appropriate measure for the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.
The material in this performance graph is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Comparison of 5 Year Cumulative Total Return
(Fiscal Years Ended June 30)

200
150
100
50
2017
2018
2019
2020
2021
2022
Farmer Bros. Co.
Russell 2000 Index
Peer Group Index

	Fiscal Years Ended June 30,
	2017	2018	2019	2020	2021	2022
Farmer Bros. Co.	100.00	101.57	101.97	93.57	110.67	106.59
Russell 2000 Index	100.00	117.50	113.61	106.08	171.88	128.67
Peer Group Index	100.00	94.92	72.28	79.27	102.66	91.85
Issuer Purchases of Equity Securities
Neither we, nor any affiliated purchaser, purchased any of our equity securities during the quarter ended June 30, 2022.
Sale of Unregistered Securities
We did not sell unregistered securities during fiscal 2022.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for fiscal 2022 and fiscal 2021 are not necessarily indicative of the results that may be expected for any future period. This discussion, which presents our results for fiscal 2022 and fiscal 2021 should be read in conjunction with our Consolidated Financial Statements and the accompanying notes and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal 2021, filed with the SEC on September 10, 2021, which provides additional information on comparisons of fiscal 2021 and the year ended June 30, 2020 ("fiscal 2020").
Our Business
We are a leading coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea and other allied products manufactured under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. Our principal office is located in Northlake, Texas. We operate in one business segment.
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
Our product categories consist of a robust line of roast and ground coffee, including organic, Direct Trade, Project D.I.R.E.C.T.®, Fair Trade Certified™ ® and other sustainably-produced offerings; frozen liquid coffee; flavored and unflavored iced and hot teas; including organic and Rainforest Alliance Certified™; culinary products including premium spices, pancake and biscuit mixes, gravy and sauce mixes, soup bases, dressings, syrups and sauces, and coffee-related products such as coffee filters, cups, sugar and creamers; and other beverages including cappuccino, cocoa, granitas, and other blender-based beverages and concentrated and ready-to-drink cold brew and iced coffee. We offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value added services such as market insight, beverage planning, and equipment placement and service.
We operate production facilities in Northlake, Texas and Portland, Oregon. We stopped production in our Houston, Texas facility and exited the facility in the fourth quarter of fiscal 2021. We distribute our products from our Northlake, Texas; and Portland, Oregon production facilities, as well as separate distribution centers in Portland, Oregon; Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. We opened and started operating the distribution center in Rialto, California in the third quarter of fiscal 2021. Our products reach our customers primarily through our nationwide DSD network of 239 delivery routes and 103 branch warehouses as of June 30, 2022, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the spread of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which consist of small independent restaurants, foodservice operators, large institutional buyers, and convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors. This has had a material impact on our revenues during fiscal 2022 and fiscal 2021.
As local governments across the country eased COVID-19 restrictions, and vaccines have become more widely available, we have continued to see improved sales trends. Although we have experienced improvements in several markets during fiscal 2022, our recovery has been slower in certain regions caused by general COVID-19 related restrictions as well as other indirect issues that some customers face from the impacts of the COVID-19 pandemic including labor and supply shortages as well as other issues.
Although our Direct Ship sales channel was also affected by the COVID-19 pandemic, the impact was significantly less due to the types of customers we serve through this channel. These customers include our retail business and products sold by key grocery stores under their private labels, as well as third party e-commerce platforms, which have seen moderate increases in demand that have helped mitigate the impact of the pandemic. Compared to fiscal 2021, our Direct Ship revenues increased in fiscal 2022 which was mainly driven by price changes to customers utilizing commodity-based pricing arrangements, recently optimized customer base and recovery of several larger accounts.
Due to the impact of the COVID-19 pandemic on our revenues, we instituted several initiatives during fiscal 2020 and 2021 to reduce operating expenses and capital expenditures to help mitigate the significant negative impact of our revenue decline. In addition to the costs saving initiatives, in fiscal 2021 we repaid our existing senior secured revolving credit facility, and entered into our new Credit Facilities, as further described below in the Liquidity, Capital Resources and Financial Condition section of Part II, Item 7 of this Form 10-K. We believe that the Credit Facilities provide us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our debt financial covenants, lower our cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on our strategic initiatives.
The impact of the COVID-19 pandemic, including its effects on general economic conditions, the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, remains uncertain. The ultimate impact of the COVID-19 pandemic on our business will depend on future developments, including the availability and cost of labor, global supply chain disruptions, variants of the virus, and the availability and use of vaccines and other treatments for COVID-19, which are highly uncertain and cannot be predicted. While we anticipate that our revenue will continue to recover slowly as local, state and national governments ease COVID-19 related restrictions, and vaccines become more widely accepted, there can be no assurance that we will be successful in returning to the pre-COVID-19 pandemic levels of revenue or profitability for fiscal 2023.
For other impacts of the COVID-19 pandemic, please see Liquidity described in Part II, Item 7 and Risk Factors described in Part I, Item 1A of this Form 10-K.
Summary Overview of Fiscal 2022 Results
In fiscal 2022, although both our DSD and Direct Ship sales channels continued to be impacted by the COVID-19 pandemic, there was significant recovery in these channels throughout fiscal 2021 and fiscal 2022. Net sales in fiscal 2022 increased $71.3 million, or 18%, to $469.2 million from $397.9 million in fiscal 2021. The increase in net sales was primarily due to the continued recovery from the impact of the COVID-19 pandemic on both our DSD and Direct Ship sales channels, along with price increases and delivery surcharges implemented during fiscal 2022.
During fiscal 2022, we delivered higher gross margins compared to the prior year primarily due to the pandemic's impact on sales volume, which had a larger impact on our higher margin customers in fiscal 2021. Overall, gross margins increased by 3.8% to 29.2% in fiscal 2022 from 25.4% compared to fiscal 2021 due to the continued recovery from the COVID-19 pandemic on our DSD channel sales since our DSD channel has higher margins. The increase was also attributable to a decline in our unfavorable production variances and inventory scrap write-downs due to the closure of our aged Houston, Texas plant during fiscal 2021. These improvements were partially offset by higher freight costs due to global supply chain challenges. The price increases and delivery surcharges implemented across our DSD network beginning in the three months ended December 31, 2021 helped mitigate the impact of higher supply chain and product costs.
Operating expenses increased by $12.4 million in fiscal 2022 over the prior year period due to an $11.8 million increase in selling expenses and a $4.2 million increase in general and administrative expenses, partially offset by a $2.3 million gain on sale of assets. The increase in expenses was primarily due to variable costs, including payroll, associated with the higher sales volumes, as well as operating costs associated with our distribution center in Rialto, California which was opened in fiscal 2021.
Our capital expenditures for fiscal 2022 were $15.2 million as compared to $15.1 million in fiscal 2021, an increase of $0.1 million. This was driven by lower expansionary capital spend of $5.8 million in fiscal 2022 compared to fiscal 2021, offset by a $5.8 million increase in maintenance capital spend in fiscal 2022. Also included in the $15.2 million of capital expenditures in fiscal 2022 was $1.6 million for expansion projects and $10.1 million of coffee brewing equipment spend to execute several key strategic initiatives pertaining to fiscal 2022. The expansionary capital spending reductions were driven by several key initiatives put in place, including a focus on refurbished coffee brewing equipment to drive cost savings, and reductions across some capital categories due to additional cost controls put in place during the COVID-19 pandemic.
As of June 30, 2022, the outstanding debt on our Revolver and Term Loan Credit Facilities were $63.0 million and $45.6 million, respectively, an increase of $17.6 million since June 30, 2021. Our cash decreased by $0.4 million to $10.0 million as of June 30, 2022, compared to $10.4 million as of June 30, 2021. These changes were primarily due to our higher investment in inventory as our sales volumes continue to recover from the pandemic, and payments under our 2021 employee incentive program, partially offset by cash proceeds from the sale of three branch properties and realized hedging gains.

Financial Data Highlights (in thousands, except per share data and percentages)

	For The Years Ended June 30,		2022 vs 2021
	2022	2021	Favorable (Unfavorable)
			Change	% Change
Income Statement Data:
Net sales	$469,193	$397,850	$71,343	17.9%
Gross margin	29.2%	25.4%	3.8%	NM
Operating expenses as a % of sales	32.3%	35.0%	2.7%	NM
Loss from operations	$(14,628)	$(38,173)	$23,545	61.7%
Net loss	$(15,661)	$(41,651)	$25,990	62.4%
Net loss available to common stockholders per common share—basic	$(0.89)	$(2.39)	$1.50	NM
Net loss available to common stockholders per common share—diluted	$(0.89)	$(2.39)	$1.50	NM

Operating Data:
Coffee pounds	76,327	79,506	(3,179)	(4.0)%
EBITDA(1)	$13,946	$11,480	$2,466	21.5%
EBITDA Margin(1)	3.0%	2.9%	0.1%	NM
Adjusted EBITDA(1)	$19,059	$16,611	$2,448	14.7%
Adjusted EBITDA Margin(1)	4.1%	4.2%	(0.1)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	64.4%	66.2%	(1.8)%	(2.7)%
Tea & Other Beverages (2)	18.0%	17.5%	0.5%	2.9%
Culinary	12.0%	11.3%	0.7%	6.2%
Spices	4.7%	4.7%	—%	—%
Net sales by product category	99.1%	99.7%	(0.6)%	(0.6)%
Delivery Surcharge	0.9%	0.3%	0.6%	NM
Total	100.0%	100.0%	—%	—%

Other data:
Capital expenditures related to maintenance	$13,577	$7,758	$(5,819)	(75.0)%
Total capital expenditures	15,163	15,117	(46)	(0.3)%
Depreciation & amortization expense	23,810	27,625	3,815	13.8%
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
•Fluctuations in Green Coffee Prices. Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, coffee “C” market near month price per pound ranged from approximately $0.86 to $2.60. The coffee “C” market near month price as of June 30, 2022 and 2021 was $2.30 and $1.60 per pound, respectively. The price and availability of green coffee directly impacts our results of operations. For additional details, see Risk Factors in Part I, Item 1A of this Form 10-K.
•Hedging Strategy. We are exposed to market risk of losses due to changes in coffee commodity prices. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
•Coffee Brewing Equipment Service & Restoration ("Revive"). With Revive, we offer our customers a comprehensive equipment program and 24/7 nationwide equipment service which we believe differentiates us in the marketplace. We offer a full spectrum of equipment needs, which includes brewing equipment installation, water filtration systems, equipment training, and maintenance services to ensure we are able to meet our customer’s demands.
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

Results of Operations
The following table sets forth information regarding our consolidated results of operations for fiscal 2022 and fiscal 2021.

	For the Years Ended June 30,		2022 vs 2021
	2022	2021	Favorable (Unfavorable)
			Change	% Change
Net sales	$469,193	$397,850	$71,343	18%
Cost of goods sold	332,277	296,925	(35,352)	(12)%
Gross profit	136,916	100,925	35,991	36%
Selling expenses	107,277	95,503	(11,774)	(12)%
General and administrative expenses	47,172	42,945	(4,227)	(10)%
Net gains from sale of assets	(2,905)	(593)	2,312	NM
Impairment of fixed assets	—	1,243	1,243	100%
Operating expenses	151,544	139,098	(12,446)	(9)%
Loss from operations	(14,628)	(38,173)	23,545	62%
Other (expense) income:
Interest expense	(9,516)	(15,962)	6,446	40%
Postretirement benefits curtailment and pension settlement charge	—	6,359	(6,359)	(100)%
Other, net	8,182	19,720	(11,538)	(59)%
Total other (expense) income	(1,334)	10,117	(11,451)	(113)%
Loss before taxes	(15,962)	(28,056)	12,094	43%
Income tax (benefit) expense	(301)	13,595	13,896	102%
Net loss	$(15,661)	$(41,651)	$25,990	62%
Less: Cumulative preferred dividends, undeclared and unpaid	594	574	(20)	(3)%
Net loss available to common stock holders	$(16,255)	$(42,225)	$25,970	62%
_____________
NM - Not Meaningful
Fiscal 2022 and Fiscal 2021
Net Sales
Net sales in fiscal 2022 increased $71.3 million, or 18%, to $469.2 million from $397.9 million in fiscal 2021. The increase in net sales was primarily due to the continued recovery from the impact of the COVID-19 pandemic on both our DSD and Direct Ship sales channel, along with price increases and delivery surcharges implemented during fiscal 2022.
On our DSD sales channel, the increase was driven by improved volume of green coffee processed and sold, along with improved volume of other beverages, culinary, spice and tea products sold as we continue to experience higher weekly sales volumes compared to prior periods.
On the Direct Ship sales channel, increase was due to price changes to customers utilizing commodity-based pricing arrangements where the changes in the green coffee commodity costs are passed on to the customer. This was also due to the recently optimized customer base and recovery from the impact of the COVID-19 pandemic by some of our larger Direct Ship customers. Our Direct Ship net sales in fiscal 2022 included $23.3 million in price increases to these customers, as compared to $3.9 million in price decreases to these customers in fiscal 2021.
The following table presents the effect of changes in unit sales, unit pricing and product mix for fiscal 2022 compared to fiscal 2021 (in millions):
Units Sold and Pricing

	For Year Ended June 30, 2022 vs 2021	% of Total Mix Change
Effect of change in unit sales	$(12.0)	(16.8)%
Effect of pricing and product mix changes	83.3	116.8%
Total increase in net sales	$71.3	100.0%
Unit sales decreased 2.5% and average unit price increased by 20.4% in fiscal 2022 as compared to the same prior year period, resulting in a net increase in net sales of 18%. Average unit price increased during fiscal 2022 due to a mix of products sold via DSD versus our Direct Ship sales channel, along with price increases and delivery surcharges implemented during fiscal 2022. There were no new product category introductions in fiscal 2022 and fiscal 2021, which had a material impact on our net sales.
Gross Profit
Gross profit in fiscal 2022 increased $36.0 million, or 36%, to $136.9 million from $100.9 million in fiscal 2021. Gross margin increased 3.8% to 29.2% in fiscal 2022 from 25.4% in fiscal 2021. The increase in gross profit in fiscal 2022 was primarily driven by higher net sales on both the DSD and Direct Ship sales channel, partially offset by higher freight costs due to global supply chain challenges and higher product costs. Gross margin improved due to the effect of the continued recovery from COVID-19 on our DSD channel sales since our DSD channel has higher margins. The increase was also attributable to a decline in our unfavorable production variances and inventory scrap write-downs due to the closure of our aged Houston, Texas plant during fiscal 2021. The price increases and delivery surcharges implemented across our DSD network during fiscal 2022 helped mitigate the impact of higher supply chain and product costs.
Operating Expenses
In fiscal 2022, operating expenses increased by $12.4 million, or 9%, to $151.5 million from $139.1 million, in fiscal 2021. The increase was primarily due to $11.8 million increase in selling expenses and a $4.2 million increase in general and administrative expenses, partially offset by $1.2 million decrease in fixed assets impairment and $2.3 million increase in net gains from sale of assets due to sale of branch properties during fiscal 2022.
The increase in selling expenses in fiscal 2022 was primarily due to variable costs, including payroll, associated with the higher net sales, as well as operating costs associated with our distribution center in Rialto, California which was opened in fiscal 2021. The increase in general and administrative expenses in fiscal 2022 was primarily due to third party costs related to several supply chain optimization initiatives, partially offset by a decrease of severance costs in the prior year period. The increase in payroll in both selling and general and administrative expenses are predominately due to the expiration of the temporary 15% reduction in base salaries and the expiration of the 401(k) cash match suspension under the Farmer Bros. Co. 401(k) Plan, which were both cost saving actions implemented in fiscal 2020 in response to the COVID-19 pandemic.
Total Other Income (Expense)
Total other income (expense) in fiscal 2022 was $1.3 million of expense compared to $10.1 million of income in fiscal 2021.
The change in total other income (expense) in fiscal 2022 was primarily a result of an absence of the gains due to the post-retirement benefit curtailment in the prior year period associated with the medical plan termination in December 2020. In addition, in June 2021, we announced the amendment of our postretirement death benefit plan effective immediately. The announcement triggered a re-measurement, and resulted in settlement gains of $6.4 million in fiscal 2021. See Note 11, Employee Benefit Plans of the Notes to Consolidated Financial Statements included in this Form 10‑K for details.
Interest expense in fiscal 2022 decreased $6.4 million to $9.5 million from $16.0 million in the prior year period. The decrease in interest expense in fiscal 2022 was principally due to lower interest rates on our new credit facility entered in April 2021, as well as the amortization of de-designated interest rate swap costs.
In fiscal 2022, Other, net decreased by $11.5 million to $8.2 million compared to $19.7 million in fiscal 2021. The decrease in Other, net, was primarily a result of lower amortized gains on our terminated post-retirement medical benefit plan and mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges.
Income Taxes
In fiscal 2022, we recorded income tax benefit of $0.3 million as compared to income tax expense of $13.6 million in fiscal 2021. The 2021 tax expense is primarily due to the $13.7 million of previously deferred non-cash tax expense in accumulated other comprehensive income associated with gains on the postretirement medical plan in prior years. Upon termination of this plan during fiscal 2021, the deferred non-cash tax expense was reversed out of other comprehensive income and recorded in continuing operations net income in the second quarter of fiscal 2021. See Note 16, Income Taxes, of the Notes to Consolidated Financial Statements included in this Form 10‑K.

Non-GAAP Financial Measures
In addition to net loss determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net (loss) excluding the impact of:
•income tax (benefit) expense;
•interest expense; and
•depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net (loss) excluding the impact of:
•income tax (benefit) expense;
•interest expense;
•depreciation and amortization expense;
•ESOP and share-based compensation expense;
•net gains from sales of assets;
•strategic initiatives;
•severance costs;
•impairment of fixed assets;
~~•~~non-recurring costs associated with the COVID-19 pandemic and severe winter weather; and
•postretirement benefits gains curtailment and pension settlement charge.
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

Set forth below is a reconciliation of reported net loss to EBITDA (unaudited):

	For the Year Ended June 30,
(In thousands)	2022	2021
Net loss, as reported	$(15,661)	$(41,651)
Income tax (benefit) expense	(301)	13,595
Interest expense (1)	6,098	11,911
Depreciation and amortization expense	23,810	27,625
EBITDA	$13,946	$11,480
EBITDA Margin	3.0%	2.9%
____________
(1)Excludes interest expense related to pension plans and postretirement benefits.
Set forth below is a reconciliation of reported net loss to Adjusted EBITDA (unaudited):

	Year Ended June 30,
(In thousands)	2022	2021
Net loss, as reported	$(15,661)	$(41,651)
Income tax (benefit) expense	(301)	13,595
Interest expense (1)	6,098	11,911
Depreciation and amortization expense	23,810	27,625
ESOP and share-based compensation expense	6,989	4,580
Net gains from sale of assets	(2,905)	(593)
Strategic initiatives (2)	76	4,203
Severance costs	953	1,596
Impairment of fixed assets	—	1,243
Non-recurring costs associated with the COVID-19 pandemic	—	352
Weather-related event - 2021 severe winter weather	—	109
Postretirement benefits gains curtailment and pension settlement charge	—	(6,359)
Adjusted EBITDA	$19,059	$16,611
Adjusted EBITDA Margin	4.1%	4.2%
________
(1)Excludes interest expense related to pension plans and postretirement benefits.
(2)Includes initiatives related to the consolidation of the Hillsboro and Portland facilities in fiscal 2022 and Houston facility exit and opening of the Rialto distribution center in fiscal 2021.

Liquidity, Capital Resources and Financial Condition
The following table summarizes the Company’s debt obligations, excluding unamortized deferred debt financing costs:

				June 30, 2022		June 30, 2021
(In thousands)	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	various	4/25/2025	N/A	$63,000	2.75%	$43,500	6.17%
Term Loan	4/26/2021	4/25/2025	$47,500	$45,600	7.50%	$47,500	7.50%
Total				$108,600		$91,000
Credit Facility
On April 26, 2021, we repaid in full all of the outstanding loans and other amounts payable under a prior amended and restated credit agreement, using proceeds of loans received pursuant to a refinancing under a new senior secured facility composed of a Revolver Credit Facility Agreement and a Term Credit Facility Agreement (the "Credit Facilities") as described in more detail in Note 12, Debt Obligations, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
The revolver under the Credit Facilities has a commitment of up to $80.0 million and a maturity date of April 25, 2025. Availability under the revolver is calculated as the lesser of (a) $80.0 million or (b) the amount equal to the sum of (i) 85% of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value of eligible inventory, minus (c) applicable reserve. The term loan under the Credit Facilities has a principal amount of $47.5 million and a maturity date of April 25, 2025.
The Credit Facilities contain customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facilities becoming immediately due and payable and termination of the commitments. As of and through June 30, 2022, we were in compliance with all of the covenants under the Credit Facilities.
The Credit Facilities provide us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic and continue to execute on key strategic initiatives.
Effective March 27, 2019, we entered into an interest rate swap to manage our interest rate risk on our floating-rate indebtedness. See Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K, for details. In connection with the Credit Facilities, we also executed an ISDA agreement to transfer our interest swap to Wells Fargo under substantially the same terms. See Note 12, Debt Obligations, of the Notes to Consolidated Financial Statements included in this Form 10-K for details.
At June 30, 2022, we had outstanding borrowings of $98.8 million and utilized $4.1 million of the letters of credit sublimit under the Credit Facilities, and had $12.9 million of availability under our Credit Facilities.
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
At June 30, 2022, we had $9.8 million of unrestricted cash and cash equivalents.
Impact of COVID-19 on Our Liquidity
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the spread of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which consist of small independent restaurants, foodservice operators, large institutional buyers, and convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors. The COVID-19 pandemic had a material impact on our revenues during fiscal 2022 and fiscal 2021.
In response to the impact of the COVID-19 pandemic on our business, we instituted several initiatives during fiscal 2020 and 2021 to reduce operating expenses and capital expenditures to help mitigate the significant negative impact of our revenue decline. In addition to the costs saving initiatives, in fiscal 2021 we also repaid our existing senior secured revolving credit facility, and entered into the Credit Facilities. We believe that the Credit Facilities provide us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our debt financial covenants, lower our cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on our strategic initiatives.
The impact of the COVID-19 pandemic, including its effects on general economic conditions, the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, remains uncertain. The ultimate impacts of the COVID-19 pandemic on our business will depend on future developments, including the availability and cost of labor, global supply chain disruptions, variants of the virus, and the availability and use of vaccines and other treatments for COVID-19, which are highly uncertain and cannot be predicted. While we anticipate that our revenue will continue to recover slowly as local, state and national governments ease COVID-19 related restrictions, and vaccines become more widely accepted, there can be no assurance that we will be successful in returning to the pre-COVID-19 pandemic levels of revenue or profitability for fiscal 2023.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	For the Years Ended June 30,
	2022	2021
Consolidated Statements of cash flows data (in thousands)
Net cash used in operating activities	$(11,454)	$(1,486)
Net cash used in investing activities	(6,045)	(10,696)
Net cash provided by (used in) financing activities	17,055	(37,393)
Net decrease in cash and cash equivalents	$(444)	$(49,575)
Operating Activities
Cash used in operating activities in fiscal 2022 increased $10.0 million as compared to fiscal 2021 primarily attributable to changes in working capital related to inventory and accounts receivables, as well as employee compensation payments made in fiscal 2021 as part of our employee incentive program. These outflows were partially offset by realized gains from our coffee-related derivative instruments for fiscal year 2022.
Investing Activities
Net cash used in investing activities during fiscal 2022 was $6.0 million as compared to net cash used of $10.7 million during fiscal 2021. The $4.7 million change is primarily due to the sale of assets during fiscal 2022 resulting in net cash proceeds of $9.1 million and lower expansion capital expenditures, partially offset by higher maintenance capital expenditures and coffee brewing equipment purchases in fiscal 2022 as we continued to focus on refurbished coffee brewing equipment to drive cost savings and other spending reductions.
Financing Activities
Net cash provided by financing activities during fiscal 2022 was $17.1 million as compared to of $37.4 million of cash used in financing activities during fiscal 2021. Net cash provided by financing activities in fiscal 2022 included $17.6 million in net proceeds under our current credit facilities compared to $31.0 million in net payments in fiscal 2021. These changes primarily resulted from the drawdown and repayments on our Revolver in fiscal 2021.
Contractual Obligations, Commitments and Contingencies
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from our operations and borrowing capacity currently available under our Credit facilities. We generally finance our obligations through cash flows from operations and borrowings under our Credit Facilities. We believe that the Credit Facilities, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
At June 30, 2022, we had $9.8 million of unrestricted cash and cash equivalents. At June 30, 2022, we had $12.9 million of availability under our Credit Facilities.

The following table contains information regarding total contractual obligations as of June 30, 2022, which we expect to fund primarily with operating cash flows:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations(1)	$32,791	$7,721	$13,619	$8,452	$2,999
Finance lease obligations(1)	675	193	386	96	—
Pension plan obligations(2)	73,360	7,430	14,680	14,900	36,350
Postretirement benefits other than pension plans (2)	622	56	119	127	320
Revolving credit facility (4)	63,000	—	63,000	—	—
Term loan (4)	45,600	3,800	41,800	—	—
Purchase commitments(3)	122,137	122,137	—	—	—
Derivative liabilities	2,349	2,349	—	—	—
Total contractual obligations	$340,534	$143,686	$133,604	$23,575	$39,669
 ______________
(1) See Note 5, Leases, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
(2) See Note 11, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
(3) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2022. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets. See Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
(4) See Note 12, Debt Obligations, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
Capital Expenditures
For fiscal 2022 and fiscal 2021, our capital expenditures paid were $15.2 million and $15.1 million respectively. In fiscal 2023, we anticipate capital expenditures will be between $18.0 million and $20.0 million. We expect to finance these expenditures through cash flows from operations and borrowings under our Revolving Facility.
Depreciation and amortization expense was $23.8 million and $27.6 million in fiscal 2022 and 2021, respectively.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2022.
Critical Accounting Estimates
We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
Our significant accounting estimates are discussed in additional detail in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Form 10-K. We believe that our significant accounting estimates involve a higher degree of judgment and/or complexity for the reasons discussed below:
Fair value of coffee-related derivative instruments
We are exposed to commodity price risk arising from changes in the market price of green coffee. In general, increases in the price of green coffee could cause our cost of goods sold to increase and, if not offset by product price increases, could negatively affect our financial condition and results of operations. As a result, our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments.
We utilize derivative instruments to reduce the impact of changing green coffee commodity prices. We purchase over-the-counter coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Notwithstanding this customer direction, pursuant to Accounting Standards Codification (“ASC“) 815, “Derivatives and

Hedging,” we are considered the owner of these derivative instruments and, therefore, we are required to account for them as such. In the event the customer fails to purchase the products associated with the underlying derivative instruments for which the price has been locked-in on behalf of the customer, we expect that such derivative instruments will be assigned to, and assumed by, the customer in accordance with contractual terms or, in the absence of such terms, in accordance with standard industry custom and practice. In the event the customer fails to assume such derivative instruments, we will remain obligated on the derivative instruments at settlement. We generally settle derivative instruments to coincide with the receipt of the purchased green coffee or apply the derivative instruments to purchase orders effectively fixing the cost of in-bound green coffee purchases. As of June 30, 2022 and 2021, we had 4.7 million and 21.5 million pounds of green coffee covered under coffee-related derivative instruments, respectively. We do not purchase any derivative instruments to hedge cost fluctuations of any commodities other than green coffee.
The fair value of derivative instruments is based upon broker quotes. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. The change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (“AOCI”) on our consolidated balance sheet and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. At June 30, 2022, approximately 89% of our outstanding coffee-related derivative instruments, representing 4.2 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At June 30, 2021, approximately 68% of our outstanding coffee-related derivative instruments, representing 14.6 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. The portion of open hedging contracts that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results.
Single Employer Pension Plan
The estimation of our single employer Farmer Bros. pension plan requires that we make use of various actuarial assumptions such as discount rates and expected long-term rates of return on plan assets. Material changes in pension costs may occur in the future due to changes in these assumptions. Plan obligations and expenses are based on existing retirement plan provisions.
The assumptions used in developing the required estimates include the following key factors:
•Discount rates. We utilize a yield curve analysis to determine the discount rates for our defined benefit plans’ obligations. The yield curve considers pricing and yield information for high quality bonds with maturities matched to estimated payouts of future pension benefits.
•Expected long-term rate of return on plan assets. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds.
The following table illustrates the sensitivity to a change in certain assumptions for the Farmer Bros. pension plan, holding all other assumptions constant:

($ in thousands)	Effect on 2023 Net Periodic Benefit Cost	Effect on June 30, 2022 PBO
50 basis points decrease in discount rate	$(75)	$5,376
50 basis points increase in discount rate	$60	$(4,926)
50 basis points decrease in expected rate of return on assets	$357	N/A
50 basis points increase in expected rate of return on assets	$(357)	N/A
See Note 11, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Form 10‑K for further discussions of our various pension plans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We historically have been exposed to market value risk arising from changes in interest rates on our securities portfolio for which we entered, from time to time, futures and options contracts, or invested in derivative instruments, to manage our interest rate risk. Effective March 27, 2019, the Company entered into an interest rate swap to manage the interest rate risk on its floating-rate indebtedness. In connection with the new Revolver Credit Facility Agreement and Term Credit Facility Agreement (collectively, the “Credit Facilities”), the Company also executed a new ISDA agreement to transfer its interest swap to Wells Fargo (“Amended Rate Swap”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original interest rate swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap. See Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K for further discussions of our derivative instruments.
At June 30, 2022, we had outstanding borrowings on our Revolver of $63.0 million and had utilized $4.1 million of the letters of credit sublimit, as well as $45.6 million of debt outstanding under our term loan. As a result of the Amended Rate Swap, only $43.6 million is now subject to interest rate variability. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the Revolver at June 30, 2022 was 2.75%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the Revolver based on the weighted average interest rate on the outstanding borrowings as of June 30, 2022:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$43,600	3.24%	$1,413
–100 basis points	$43,600	3.74%	$1,631
Unchanged	$43,600	4.74%	$2,067
+100 basis points	$43,600	5.74%	$2,503
+150 basis points	$43,600	6.24%	$2,721
Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of green coffee. We value green coffee inventory on the FIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. See Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K for further discussions of our derivative instruments.
The following table summarizes the potential impact as of June 30, 2022 to net income (loss) and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$99	$(99)	$736	$(736)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of June 30, 2022. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth in the F pages of this Form 10-K.

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
As of June 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are effective.
Management's Report on Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting pursuant to Rules 13a-15(d) or 15d-15(d) promulgated under the Exchange Act during our fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2022. The Company's independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”), (PCAOB ID Number 248), has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report is included with the consolidated financial statements.

Item 9B.	Other Information
On March 4, 2022, we filed with the Secretary of State of Delaware a Certificate of Correction (the “Certificate of Correction”) to our Amended and Restated Certificate of Incorporation, as amended from time to time (the “Charter”). The Certificate of Correction was filed to correct paragraph (d) of Article FOURTH of the Charter in order to refer to our Certificate of Designations of Series A Convertible Participating Cumulative Perpetual Preferred Stock that was previously filed with the Delaware Secretary of State on October 2, 2017 (the “Certificate of Designation”) and to attach the Certificate of Designation to the Charter.
The foregoing summary of the Certificate of Correction does not purport to be complete and is qualified in its entirety by reference to the full text of the Certificate of Correction, a copy of which is filed as Exhibit 3.5 with this Form 10-K and is incorporated herein by reference.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Form 10-K by reference.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Form 10-K by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)List of Financial Statements and Financial Statement Schedules:
1. Financial Statements included in Part II, Item 8 of this Form 10-K:

Consolidated Balance Sheets as of June 30, 2022 and 2021.

Consolidated Statements of Operations for the Years Ended June 30, 2022, 2021 and 2020.

Consolidated Statements of Comprehensive Loss for the Years Ended June 30, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2022, 2021 and 2020.

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements.
2. Financial Statement Schedules: Financial Statement Schedules are omitted as they are not applicable, or the required information is given in the consolidated financial statements and notes thereto.
3. The exhibits to this Form 10-K are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of the Annual Report on Form 10-K.
(b)Exhibits:

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

3.5	Certificate of Correction of the Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed herewith).

3.6
Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 filed with the SEC on February 11, 2019 and incorporated herein by reference).

3.7
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

Exhibit No.	Description
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

10.20	Farmer Bros. Co. 2017 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).**

10.21
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.22
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).**

10.23
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.24
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Grant Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.25
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Grant Agreement (Employees) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.26
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 28, 2021 and incorporated herein by reference).**

10.27	Farmer Bros. Co. 2020 Inducement Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).**

10.28
Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).**

10.29
Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).**

10.30	Form of Change in Control Severance Agreement for Executive Officers of the Company (filed herewith).**

Exhibit No.	Description
10.31	Form of Change in Control Severance Agreement for Officers of the Company (filed herewith).**

10.32	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed herewith).**

10.33
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

10.35
ISDA Master Agreement, dated as of March 20, 2019, by and between Farmer Bros. Co. and Citibank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).**

10.36
Schedule to the ISDA Master Agreement, dated as of March 20, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).**

10.37
Interest Rate Swap Confirmation, dated as of March 28, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).**

10.38
Credit Agreement dated as of dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.39
Guaranty and Security Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other grantors named therein, and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.40
Credit Agreement dated as of dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and MGG Investment Group LP, as administrative agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.41
Guaranty and Security Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other grantors named therein, and MGG Investment Group LP, as administrative agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.42
ISDA Master Agreement dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.43
Schedule of the ISDA Master Agreement, dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.44
Replacement interest rate swap with Wells Fargo Bank, N.A. pursuant to a new interest rate swap confirmation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2021 and incorporated herein by reference).

10.45
Confidential Separation and Release Agreement by and between Ronald J. Friedman and Farmer Bros. Co. dated April 29, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2021 and incorporated herein by reference).**

10.46
General Release and Separation Agreement by and between Jennifer H. Brown and Farmer Bros. Co. dated October 21, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on October 22, 2021 and incorporated herein by reference).**

10.47
Consent and Amendment No. 1 dated as of December 20, 2021, to Credit Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed herewith).

Exhibit No.	Description
10.48
Consent and Amendment No. 2 dated as of August 8, 2022, to Credit Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2022 and incorporated herein by reference).

10.49
Amendment No. 3 to Credit Agreement, dated August 31, 2022, by and among the Company, Boyd Assets Co., FBC Finance Company, Coffee Bean Holding Co., Inc., Coffee Bean International, Inc. and China Mist Brands, Inc., as borrowers, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2022 and incorporated herein by reference).

14.1
Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 and updated February 2013 and September 7, 2017 (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 29, 2017 and incorporated herein by reference).

16.1
Letter of Deloitte & Touche LLP to the SEC dated December 22, 2021, (filed as Exhibit 16.1 to the Company’s Report on Form 8-K filed with the SEC on December 22, 2021 and incorporated herein by reference).

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed herewith).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
________________

**	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Deverl Maserang
Deverl Maserang President and Chief Executive Officer
September 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Deverl Maserang	President, Chief Executive Officer and Director (principal executive officer)	September 1, 2022
Deverl Maserang

/s/ Scott R. Drake	Chief Financial Officer (principal financial officer)	September 1, 2022
Scott R. Drake

/s/ Matthew Coffman	Vice President and Controller (principal accounting officer)	September 1, 2022
Matthew Coffman

/s/ Christopher P. Mottern	Chairman of the Board and Director	September 1, 2022
Christopher P. Mottern

/s/ Allison M. Boersma	Director	September 1, 2022
Allison M. Boersma

/s/ Stacy Loretz-Congdon	Director	September 1, 2022
Stacy Loretz-Congdon

/s/ Charles F. Marcy	Director	September 1, 2022
Charles F. Marcy

/s/ Alfred Poe	Director	September 1, 2022
Alfred Poe

/s/ John D. Robinson	Director	September 1, 2022
John D. Robinson

/s/ Waheed Zaman	Director	September 1, 2022
Waheed Zaman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Farmer Bros. Co.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Farmer Bros. Co. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2022, and our report dated September 1, 2022 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
September 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Farmer Bros. Co.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Farmer Bros. Co. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 1, 2022 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Dallas, Texas
September 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Farmer Bros. Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Farmer Bros. Co. and subsidiaries (the "Company") as of June 30, 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
September 9, 2021

We have served as the Company’s auditor since 2014. In December 2021, we became the predecessor auditor.

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$9,819	$10,263
Restricted cash	175	175
Accounts and notes receivable, net of allowance for credit losses of $195 and $325, respectively	46,935	40,321
Inventories	99,618	76,791
Short-term derivative assets	3,022	4,351
Prepaid expenses	4,491	5,594
Assets held for sale	1,032	1,591
Total current assets	165,092	139,086
Property, plant and equipment, net	138,150	150,091
Intangible assets, net	15,863	18,252
Right-of-use operating lease assets	27,957	26,254
Other assets	3,009	4,323
Total assets	$350,071	$338,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	52,877	45,703
Accrued payroll expenses	14,761	15,345
Right-of-use operating lease liabilities - current	7,721	6,262
Term loan - current	3,800	950
Short-term derivative liability	2,349	1,555
Other current liabilities	6,095	6,425
Total current liabilities	87,603	76,240
Long-term borrowings under revolving credit facility	63,000	43,500
Term loan - noncurrent	40,123	44,328
Accrued pension liabilities	28,540	39,229
Accrued postretirement benefits	787	960
Accrued workers’ compensation liabilities	3,169	3,649
Right-of-use operating lease liabilities	20,762	20,049
Other long-term liabilities	1,339	5,092
Total liabilities	$245,323	$233,047
Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of June 30, 2022 and 2021, respectively; liquidation preference of $17,346 and $16,752 as of June 30, 2022 and 2021, respectively	15	15
Common stock, $1.00 par value, 50,000,000 and 25,000,000 shares authorized; 18,464,966 and 17,852,793 shares issued and outstanding at June 30, 2022 and 2021, respectively	18,466	17,853
Additional paid-in capital	71,997	66,109
Retained earnings	52,701	66,311
Accumulated other comprehensive loss	(38,431)	(45,329)
Total stockholders’ equity	$104,748	$104,959
Total liabilities and stockholders’ equity	$350,071	$338,006
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Years Ended June 30,
	2022	2021	2020
Net sales	$469,193	$397,850	$501,320
Cost of goods sold	332,277	296,925	363,198
Gross profit	136,916	100,925	138,122
Selling expenses	107,277	95,503	121,762
General and administrative expenses	47,172	42,945	42,569
Net gains from sale of assets	(2,905)	(593)	(25,237)
Impairment of goodwill and intangible assets	—	—	42,030
Impairment of fixed assets	—	1,243	—
Operating expenses	151,544	139,098	181,124
Loss from operations	(14,628)	(38,173)	(43,002)
Other (expense) income:
Interest expense	(9,516)	(15,962)	(10,483)
Postretirement benefits curtailment and pension settlement charge	—	6,359	5,760
Other, net	8,182	19,720	10,443
Total other (expense) income	(1,334)	10,117	5,720
Loss before taxes	(15,962)	(28,056)	(37,282)
Income tax (benefit) expense	(301)	13,595	(195)
Net loss	$(15,661)	$(41,651)	$(37,087)
Less: Cumulative preferred dividends, undeclared and unpaid	594	574	554
Net loss available to common stock holders	$(16,255)	$(42,225)	$(37,641)
Basic net loss available to common stockholders per common share	$(0.89)	$(2.39)	$(2.19)
Diluted net loss available to common stockholders per common share	$(0.89)	$(2.39)	$(2.19)
Weighted average common shares outstanding—basic	18,200,080	17,635,402	17,205,849
Weighted average common shares outstanding—diluted	18,200,080	17,635,402	17,205,849

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended June 30,
	2022	2021	2020
Net loss	$(15,661)	$(41,651)	$(37,087)
Other comprehensive loss:
Unrealized gains (losses) on derivatives designated as cash flow hedges	12,172	11,715	(7,518)
(Gains) losses on derivatives designated as cash flow hedges reclassified to cost of goods sold	(15,865)	(1,593)	8,863
Losses on derivative instruments undesignated as cash flow hedges reclassified to interest expense	1,208	1,284	—
Change in pension and retiree benefit obligations	9,383	19,294	(13,722)
Total comprehensive loss	$(8,763)	$(10,951)	$(49,464)

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	14,700	$15	17,042,132	$17,042	$57,912	$146,177	$(63,652)	$157,494
Net loss	—	—	—	—	—	(37,087)	—	(37,087)
Cash flow hedges, net of taxes	—	—	—	—	—	—	1,345	1,345
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	(13,722)	(13,722)
ESOP compensation expense, including reclassifications	—	—	266,429	266	2,719	—	—	2,985
Share-based compensation	—	—	—	—	1,323	—	—	1,323
Issuance of common stock and stock option exercises	—	—	39,213	40	89	—	—	129
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(554)	—	(554)
Balance at June 30, 2020	14,700	15	17,347,774	17,348	62,043	108,536	(76,029)	111,913
Net loss	—	—	—	—	—	(41,651)	—	(41,651)
Cash flow hedges, net of taxes	—	—	—	—	—	—	11,406	11,406
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	19,294	19,294
ESOP compensation expense, including reclassifications	—	—	398,771	398	1,805	—	—	2,203
Share-based compensation	—	—	—	—	2,368	—	—	2,368
Issuance of common stock and stock option exercises	—	—	106,248	107	(107)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(574)	—	(574)
Balance at June 30, 2021	14,700	15	17,852,793	17,853	66,109	66,311	(45,329)	104,959
Net loss	—	—	—	—	—	(15,661)	—	(15,661)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(2,485)	(2,485)
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	9,383	9,383
ESOP and 401 (k) compensation expense, including reclassifications	—	—	371,566	373	3,271	—	—	3,644
Share-based compensation	—	—	—	—	3,347	—	—	3,347
Issuance of common stock and stock option exercises, net of shares withheld for taxes	—	—	240,607	240	(730)	—	—	(490)
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	2,051	—	2,051
Balance at June 30, 2022	14,700	$15	18,464,966	$18,466	$71,997	$52,701	$(38,431)	$104,748

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended June 30,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(15,661)	$(41,651)	$(37,087)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	23,810	27,625	29,896
Impairment of goodwill and intangible assets	—	—	42,030
Impairment of fixed assets	—	1,243	—
Postretirement benefits and pension settlement cost	—	(21,077)	(5,760)
Deferred income taxes	(425)	13,404	(300)
Net gains from sale of assets	(2,905)	(593)	(25,237)
Net (gains) losses on derivative instruments	(21,620)	(3,250)	9,818
ESOP and share-based compensation expense	6,501	4,580	4,309
Provision for credit losses	(353)	(877)	1,379
Change in operating assets and liabilities:
Accounts receivable, net	(6,260)	1,438	12,893
Inventories	(22,828)	(9,383)	19,530
Derivative assets, net	19,554	5,016	(1,082)
Other assets	2,652	11,249	990
Accounts payable	7,111	7,790	(35,784)
Accrued expenses and other	(1,030)	3,000	(14,140)
Net cash (used in) provided by operating activities	$(11,454)	$(1,486)	$1,455
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,163)	(15,117)	(17,560)
Proceeds from sales of property, plant and equipment	9,118	4,421	39,477
Net cash (used in) provided by investing activities	$(6,045)	$(10,696)	$21,917
Cash flows from financing activities:
Proceeds from Credit Facilities	23,500	80,742	90,000
Repayments on Credit Facilities	(5,900)	(159,242)	(60,000)
Proceeds from issuance of term loan	—	47,500	—
Payment of financing costs	(352)	(6,288)	(418)
Proceeds from stock option exercises	—	—	129
Payments of finance lease obligations	(193)	(105)	(53)
Net cash provided by (used in) financing activities	$17,055	$(37,393)	$29,658
Net (decrease) increase in cash and cash equivalents and restricted cash	$(444)	$(49,575)	$53,030
Cash and cash equivalents and restricted cash at beginning of period	$10,438	$60,013	$6,983
Cash and cash equivalents and restricted cash at end of period	$9,994	$10,438	$60,013

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,503	$5,703	$4,426
Cash paid for income taxes	142	355	21
Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	63	95	446
Right-of-use assets obtained in exchange for new operating lease liabilities	7,684	9,610	8,503
Non-cash issuance of ESOP and 401(K) common stock	373	398	266
Cumulative preferred dividends, undeclared and unpaid	—	574	554

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Introduction and Basis of Presentation
Description of Business
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a leading coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea and other allied products. The Company serves a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store retailers, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. The Company’s product categories consist of roast and ground coffee; frozen liquid coffee flavored and unflavored iced and hot teas and other beverages including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee; culinary products and spices. The Company was founded in 1912 incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company's principal office and product development lab is located in Northlake, Texas ("Northlake facility"). The Company operates in one business segment.
The Company operates production facilities in Northlake, Texas; and Portland, Oregon. We stopped production in our Houston facility and exited the facility in the fourth quarter of fiscal 2021. Distribution takes place out of the Northlake and Portland facilities, as well as separate distribution centers in Portland, Oregon; Northlake, Illinois; Rialto, California; and Moonachie, New Jersey.
The Company’s products reach its customers primarily in the following ways: through the Company’s nationwide direct-store-delivery or DSD network of 239 delivery routes and 103 branch warehouses as of June 30, 2022, or direct-shipped via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products through its DSD network, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are primarily made “off-truck” by the Company to its customers at their places of business.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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
Allowance for credit losses
A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and deductions. Our accounting policy for the allowance for credit losses requires us to reserve an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers. This evaluation considers the customer demographic, such as large commercial customers as compared to small businesses or individual customers. We consider our accounts receivable delinquent or past due based on payment terms established with each customer. Accounts receivable are written off when the accounts are determined to be uncollectible.
Fair Value Measurements
The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The Company follows the guidelines of Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”), to account for certain coffee-related derivative instruments as accounting hedges, in order to minimize the volatility created in the Company's quarterly results from utilizing these derivative instruments and to improve comparability between reporting periods. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and the Company must maintain appropriate documentation. The Company establishes hedging relationships pursuant to its risk management policies. The hedging relationships are evaluated at inception and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. The Company also regularly assesses whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if the Company believes the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued for that derivative, and future changes in the fair value of that derivative are recognized in “Other, net” in the consolidated statements of operations.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

For coffee-related derivative instruments designated as cash flow hedges, the change in fair value of the derivative is reported as accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in “Other, net” in the consolidated statements of operations at that time. For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net” in the consolidated statements of operations. See Note 4, Derivative Instruments.
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
Concentration of Credit Risk
At June 30, 2022, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2022 and 2021, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 35% and 31% of the Company’s accounts receivable balance was with five customers at June 30, 2022 and 2021, respectively. There were two customers that accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2022. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for credit losses.
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
Revenue Recognition
The Company recognizes revenue in accordance with the way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. We recognize revenue at a point in time upon delivery of the ordered goods to our customers. Revenues are recognized net of any discounts, returns, allowances, rebates and incentives. The Company performs the following steps to determine revenue recognition for an arrangement: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligations are satisfied.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
As of June 30, 2021, there were 1,067,687 allocated shares under the ESOP plan with a fair value of $13.5 million.
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
The Company's outstanding share-based awards include performance-based non-qualified stock options ("PNQs") and performance-based restricted stock units ("PBRSUs") that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. The Company recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the service period based upon the Company’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, the Company reassesses the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled PNQs or PBRSUs and, to the extent share-based compensation expense was previously recognized for those cancelled PNQs or PBRSUs, such share-based compensation expense is reversed. If performance goals are exceeded and the payout is more than 100% of the target shares, additional compensation expense is recorded in the period when that determination is certified by the Compensation Committee of the Board of Directors.

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
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, as of January 31, or when events or changes in circumstances would indicate that more likely than not the fair values may be below the carrying amounts of the assets. Additionally, because of the COVID-19 pandemic during the second half of the Company's fiscal year ended June 30, 2020, and the resulting deterioration in the business environment and the general economic outlook, the fair value of these assets were negatively impacted. As a result of the test for impairment, the Company recorded $36.2 million and $5.8 million, respectively, of impairments to goodwill and indefinite-lived intangibles during the year ended June 30, 2020. Our goodwill was fully impaired with this adjustment.
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
Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements which expire on or before June 30, 2025. At June 30, 2022 approximately 16% of the Company's workforce was covered by such agreements.
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
The estimated gross undiscounted workers’ compensation liability relating to such claims was $3.5 million and $3.9 million, as of June 30, 2022 and 2021, respectively. The estimated recovery from reinsurance was $0.7 million and $0.6 million, as of June 30, 2022 and 2021, respectively. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in “Other current liabilities” and in “Accrued workers' compensation liabilities,” respectively. The estimated insurance receivable is included in “Other assets” on the Company's consolidated balance sheets.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

At June 30, 2022 the Company had posted no cash deposit and $4.1 million letter of credit, as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages. At June 30, 2021 the Company had posted $0.8 million in cash and a $4.3 million letter of credit.
The estimated liability related to the Company's self-insured group medical insurance was $0.5 million and $0.9 million for the years ended June 30, 2022 and 2021, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
The Company accrues the cost for general liability, product liability and commercial auto liability insurance based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims was $2.3 million and $1.4 million at June 30, 2022 and 2021, respectively. The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
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
Exit costs
The Company accounts for exit or disposal of activities in accordance with ASC 420, “Exit or Disposal Cost Obligations.“ The Company defines an exit or disposal activity as one that includes but is not limited to a program which is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business exit costs may include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities.
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
		Issuance date of March 12, 2020 through December 31, 2022.	The Company does not anticipate any material impacts on its consolidated financial statements.
In March 2022, the FASB issued ASU No. 2022-01—Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method	The amendments in this Update clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers	Effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.	The Company does not anticipate any material impacts on its consolidated financial statements.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 3. Sales of Assets
Sale of Branch Properties
During the fiscal year ended June 30, 2022, the Company completed the sale of the following branch properties:

(In thousands)
Name of Branch Property	Date Sold	Sales Price	Net Proceeds	Gain
Santa Ana, California	7/2/2021	$4,299	$4,072	$3,571
Santa Fe Springs, California	7/7/2021	2,650	2,507	1,509
San Antonio, Texas	11/2/2021	898	820	729
Assets Held for Sale
The Company sometimes pursues options to divest corporate assets, primarily related to land and buildings. As of June 30, 2022, certain branch properties met the accounting guidance criteria to be classified as held for sale, and it is the Company's intention to complete the sales of these assets within the twelve months following June 30, 2022. As such, the Company evaluated the assets to determine whether the carrying value exceeded the fair value less any costs to sell. No loss was recorded as of June 30, 2022 and the aggregate assets held for sale are presented as a separate line item in the consolidated balance sheet.
The following table presents net carrying value related to the major classes of assets that were classified as held for sale at June 30, 2022 and June 30, 2021 :

(In thousands)	June 30, 2022	June 30, 2021
Building and facilities	$67	$1,035
Land	965	556
Assets held for sale	$1,032	$1,591
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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at June 30, 2022 and 2021:

	As of June 30,
(In thousands)	2022	2021
Derivative instruments designated as cash flow hedges:
Long coffee pounds	4,200	14,625
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	516	6,886
Total	4,716	21,511
Coffee-related derivative instruments designated as cash flow hedges outstanding as of June 30, 2022 will expire within 18 months. At June 30, 2022 and 2021 approximately 89% and 68%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
Interest Rate Swap Derivative Instruments
Pursuant to an International Swap Dealers Association, Inc. Master Agreement (“ISDA”) effective March 20, 2019, the Company on March 27, 2019, entered into a swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Original Rate Swap”). In December 2019, the Company amended the notional amount to $65.0 million. The Original Rate Swap was intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company's prior revolving credit facility. Under the terms of the Original Rate Swap, the Company received 1-month LIBOR, subject to a 0% floor, and made payments based on a fixed rate of 2.1975%.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company’s obligations under the ISDA were secured by the collateral which secures the loans under the prior revolving credit facility on a pari passu and pro rata basis with the principal of such loans.
The Company had designated the Original Rate Swap derivative instrument as a cash flow hedge; however, during the quarter ended September 30, 2020, the Company de-designated the Original Rate Swap derivative instruments. As a result, the balance in AOCI was frozen at the time of de-designation. The Company recognized $1.2 million, in interest expense for the fiscal year ended June 30, 2022. The remaining balance of $1.4 million frozen in AOCI will be amortized over the life of the Rate Swap through October 11, 2023.
In connection with the revolver credit facility agreement entered in April 2021 (see Note 12 for details), the Company also executed a new ISDA agreement to transfer its interest swap to Wells Fargo (“Amended Rate Swap”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original interest rate swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the Rate Swap. The Company did not designate the Amended Rate Swap as a cash flow hedge.
Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	As of June 30,		As of June 30,
(In thousands)	2022	2021	2022	2021
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$2,144	$3,823	$555	$528
Interest rate swap derivative instruments(1)	—	—	323	—
Long-term derivative assets:
Coffee-related derivative instruments(2)	37	292	140	—
Interest rate swap derivative instruments(2)	—	—	166	—
Short-term derivative liabilities:
Coffee-related derivative instruments(3)	3	20	2,346	3
Interest rate swap derivative instruments(3)	—	—	—	1,532
Long-term derivative liabilities:
Interest rate swap derivative instruments(4)	—	—	—	1,653
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

	Year Ended June 30,			Financial Statement Classification
(In thousands)	2022	2021	2020
Net losses recognized in AOCI - Interest rate swap	$—	$(304)	$(2,863)	AOCI
Net losses recognized from AOCI to earnings - Interest rate swap	(7)	(347)	(383)	Interest Expense
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	(1,201)	(1,284)	(407)	Interest Expense
Net gains (losses) recognized in AOCI - Coffee-related	12,172	11,753	(4,655)	AOCI
Net gains (losses) recognized in earnings - Coffee-related	15,865	1,940	(8,073)	Costs of goods sold
For the fiscal years ended June 30, 2022, 2021 and 2020, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net (gains) losses on derivative instruments in the Company's consolidated statements of cash flows also includes net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the fiscal years ended June 30, 2022, 2021 and 2020. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net (gains)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

losses on derivative instruments and investments” in the Company's consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Year Ended June 30,
(In thousands)	2022	2021	2020
Net gains (losses) on coffee-related derivative instruments (1)	$4,498	$2,941	$(1,362)
Non-operating pension and other postretirement benefit plans credits (2)	3,598	16,398	11,651
Other gains, net	86	381	154
Other, net	$8,182	$19,720	$10,443
___________
(1) Excludes net losses and net gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the fiscal years ended June 30, 2022, 2021 and 2020.
(2) Presented in accordance with implementation of ASU 2017-07. Includes amortized gains on postretirement medical benefit plan due to the curtailment announced in March 2020.
Statement of Comprehensive Income (Loss)
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	June 30,
(In thousands)	2022	2021	2020
Accumulated other comprehensive (income) loss beginning balance	$(4,176)	$6,964	$8,308
Net losses recognized in AOCI - Interest rate swap	—	(304)	(2,863)
Net losses recognized from AOCI to earnings - Interest rate swap	(7)	(347)	(383)
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	(1,201)	(1,284)	(407)
Net gains (losses) recognized in AOCI - Coffee-related	12,172	11,753	(4,655)
Net gains (losses) recognized in earnings - Coffee-related	15,865	1,940	(8,073)
Net change to other comprehensive (loss) income	(24,345)	(22,898)	15,037
Accumulated other comprehensive (income) loss ending balance	$(1,692)	$(4,176)	$6,964
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
As of June 30, 2022	Derivative Assets	$3,365	$(2,349)	$—	$1,016
	Derivative Liabilities	2,349	(2,349)	—	—
As of June 30, 2021	Derivative Assets	4,643	(23)	—	4,620
	Derivative Liabilities	3,185	—	—	3,185
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at June 30, 2022, $3.0 million of net gains on coffee-related derivative instruments designated as cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of June 30, 2022.
Changes in the fair value of the Company's interest rate swap derivative instruments designated as a cash flow hedge are deferred in AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of June 30, 2022, $1.1 million of net losses on the interest rate swap derivative instrument de-designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 5. Leases
Supplemental consolidated balance sheet information related to leases is as follows:

		As of June 30,
(In thousands)	Classification	2022	2021
Operating lease assets	Right-of-use operating lease assets	$27,957	$26,254
Finance lease assets	Property, plant and equipment, net	574	739
Total lease assets		$28,531	$26,993

Operating lease liabilities - current	Operating lease liabilities - current	7,721	6,262
Finance lease liabilities - current	Other current liabilities	193	192
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	20,762	20,049
Finance lease liabilities -noncurrent	Other long-term liabilities	409	563
Total lease liabilities		$29,085	$27,066
The components of lease expense are as follows:

	For the Years Ended June 30,
(In thousands)	2022	2021	2020
Operating lease expense	$7,526	$7,195	$5,354
Finance lease expense:
Amortization of finance lease assets	164	82	52
Interest on finance lease liabilities	44	26	2
Total lease expense	$7,734	$7,303	$5,408
The maturities of the lease liabilities are as follows:

	For the Years Ended June 30,
(In thousands)	Operating Leases	Finance Leases
2023	$7,721	$193
2024	7,444	193
2025	6,175	193
2026	4,957	96
2027	3,495	—
Thereafter	2,999	—
Total lease payments	32,791	675
Less: interest	(4,308)	(73)
Total lease obligations	$28,483	$602
Lease term and discount rate:

	For the Years Ended June 30,
	2022	2021
Weighted-average remaining lease terms (in years):
Operating lease	6.3	7.3
Finance lease	3.5	4.5

Weighted-average discount rate:
Operating lease	5.69%	5.23%
Finance lease	6.50%	6.50%
Other Information:

	For the Years Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,049	$7,529
Operating cash flows from finance leases	44	70
Financing cash flows from finance leases	193	26

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 6. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2022
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets - (1)	$2,181	$—	$2,181	$—
Coffee-related derivative liabilities (1)	3	—	3	—
Derivatives not designated as accounting hedges:
Coffee-related derivative assets - (1)	695	—	695	—
Coffee-related derivative liabilities (1)	2,346	—	2,346	—
Interest rate swap derivative asset (2)	489	—	489	—

	Total	Level 1	Level 2	Level 3
As of June 30, 2021
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets - (1)	$4,115	$—	$4,115	$—
Coffee-related derivative liabilities (1)	20	—	20	—
Derivatives not designated as accounting hedges:
Coffee-related derivative assets - (1)	528	—	528	—
Coffee-related derivative liabilities (1)	3	—	3	—
Interest rate swap derivative liabilities (2)	3,185	—	3,185	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
(2)The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.
During the fiscal years ended June 30, 2022 and 2021, there were no transfers between the levels. Due to the highly liquid nature, the amount of the Company's other financial instruments represent the approximate fair value.
Note 7. Accounts Receivable, Net

	As of June 30,
(In thousands)	2022	2021
Trade receivables	$44,219	$37,208
Other receivables (1)	2,911	3,438
Allowance for credit losses	(195)	(325)
Accounts receivable, net	$46,935	$40,321
____________________
(1)Includes vendor rebates and other non-trade receivables.
Allowance for credit losses:

(In thousands)
Balance at June 30, 2019	$(1,324)
Provision	(1,872)
Write-offs	1,196
Recovery	204
Balance at June 30, 2020	(1,796)
Provision	619
Write-offs	704
Recovery	148
Balance at June 30, 2021	(325)
Provision	(767)
Write-offs	699
Recovery	198
Balance at June 30, 2022	$(195)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 8. Inventories

	As of June 30,
(In thousands)	2022	2021
Coffee
Processed	$32,486	$20,917
Unprocessed	39,326	34,762
Total	71,812	55,679
Tea and culinary products
Processed	24,034	15,228
Unprocessed	58	60
Total	24,092	15,288
Coffee brewing equipment parts	3,714	5,824
Total inventories	$99,618	$76,791
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
Note 9. Property, Plant and Equipment

	As of June 30,
(In thousands)	2022	2021
Buildings and facilities	$92,948	$94,846
Machinery and equipment	219,095	223,579
Capitalized software	25,467	24,218
Office furniture and equipment	14,347	13,834
	351,857	356,477
Accumulated depreciation	(224,760)	(218,341)
Land	11,053	11,955
Property, plant and equipment, net	$138,150	$150,091
Depreciation and amortization expense was $23.8 million, $27.6 million, and $29.9 million, for the years ended June 30, 2022, 2021, and 2020, respectively.
Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2022, 2021, and 2020 were $9.5 million, $7.9 million and $8.6 million, respectively.
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

	As of June 30,
(In thousands)	2022	2021
Coffee Brewing Equipment (1)	$93,549	$97,105
Accumulated depreciation	(68,938)	(70,705)
Coffee Brewing Equipment, net	$24,611	$26,400
__________
(1) Decrease as of June 30, 2022 is due to retirement of assets and lower investment on new equipment since we have focused on refurbished equipment which has a lower cost per unit.
Depreciation expense related to capitalized CBE and other CBE related expenses (excluding CBE depreciation) provided to customers and reported in cost of goods sold were as follows:

	For the Years Ended June 30,
(In thousands)	2022	2021	2020
Depreciation expense	$7,492	$8,988	$9,572
Other CBE expenses	25,773	23,363	27,906
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 10. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		As of June 30,
	Weighted Average Amortization Period as of June 30, 2022	2022			2021
(In thousands)		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	4.7	$33,003	$(21,893)	$11,110	$33,003	$(19,692)	$13,311
Recipes	1.3	930	(752)	178	930	(619)	311
Trade name/brand name	1.4	510	(457)	53	510	(420)	90
Non-compete agreements	0.0	220	(220)	—	220	(202)	18
Total amortized intangible assets		34,663	(23,322)	11,341	34,663	(20,933)	13,730
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		4,522	—	4,522	4,522	—	4,522
Total unamortized intangible assets		4,522	—	4,522	4,522	—	4,522
Total intangible assets		$39,185	$(23,322)	$15,863	$39,185	$(20,933)	$18,252
The Company recorded $5.8 million of indefinite-lived asset impairment for the fiscal year ended June 30, 2020 due to the impact the COVID-19 pandemic had on our business during the second half of the Company's fiscal year ended June 30, 2020. There were no indefinite-lived intangible asset impairment charges recorded in the fiscal years ended June 30, 2022 and 2021.
The Company also assesses the recoverability of certain finite-lived intangible assets. No impairment was recorded for the finite-lived intangibles for the years ended June 30, 2022, 2021, and 2020. Amortization expense for the years ended June 30, 2022, 2021, and 2020 were $2.4 million each year, for these assets.
At June 30, 2022, future annual amortization of finite-lived intangible assets for the years 2023 through 2027 and thereafter is estimated to be (in thousands):

For the fiscal year ending:
June 30, 2023	$2,370
June 30, 2024	2,261
June 30, 2025	2,200
June 30, 2026	2,200
June 30, 2027	1,910
Thereafter	400
Total	$11,341
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
Single Employer Pension Plans
As of June 30, 2022, the Company has two defined benefit pension plans for certain employees (the "Farmer Bros. Plan" and the “Hourly Employees' Plan”). Effective October 1, 2016, the Company froze benefit accruals and participation in the Hourly Employees' Plan. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. After the plan freeze, participants are eligible to receive the Company's matching contributions to their 401(k).
Prior to the termination of the Farmer Bros. Co. Pension Plan for Salaried Employees (the "Salaried Plan") effective December 1, 2018, the Company spun off the benefit liability and obligations, and all allocable assets for all retirement plan benefits of certain active employees with accrued benefits in excess of $25,000, retirees and beneficiaries currently receiving benefit payments under the Salaried Plan, and former employees who have deferred vested benefits under the Salaried Plan,

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

were transferred to the Farmer Bros. Plan. Upon termination of the Salaried Plan, all remaining plan participants elected to receive a distribution of his/her entire accrued benefit under the Salaried Plan in a single cash lump sum or an individual insurance company annuity contract, in either case, funded directly by Salaried Plan assets.
Obligations and Funded Status

	Farmer Bros. Plan As of June 30,		Hourly Employees’ Plan As of June 30,		Total
($ in thousands)	2022	2021	2022	2021	2022	2021
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$129,091	$133,326	$5,070	$5,086	$134,161	$138,412
Interest cost	3,262	3,309	129	128	3,391	3,437
Actuarial gain	(23,646)	(1,437)	(1,067)	(6)	(24,713)	(1,443)
Benefits paid	(6,199)	(6,107)	(181)	(138)	(6,380)	(6,245)
Projected benefit obligation at the end of the year	$102,508	$129,091	$3,951	$5,070	$106,459	$134,161
Change in plan assets
Fair value of plan assets at the beginning of the year	$90,508	$75,904	$4,603	$3,915	$95,111	$79,819
Actual return on plan assets	(11,371)	17,648	(574)	826	(11,945)	18,474
Employer contributions	1,312	3,063	—	—	1,312	3,063
Benefits paid	(6,199)	(6,107)	(181)	(138)	(6,380)	(6,245)
Fair value of plan assets at the end of the year	$74,250	$90,508	$3,848	$4,603	$78,098	$95,111
Funded status at end of year (underfunded)	$(28,258)	$(38,583)	$(103)	$(467)	$(28,361)	$(39,050)
Amounts recognized in consolidated balance sheets
Noncurrent liabilities	(28,258)	(38,583)	(103)	(467)	(28,361)	(39,050)
Total	$(28,258)	$(38,583)	$(103)	$(467)	$(28,361)	$(39,050)
Amounts recognized in AOCI
Net loss	36,818	45,716	173	453	36,991	46,169
Total accumulated OCI (not adjusted for applicable tax)	$36,818	$45,716	$173	$453	$36,991	$46,169
Weighted average assumptions used to determine benefit obligations
Discount rate	4.50%	2.60%	4.50%	2.60%	4.50%	2.60%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
 Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,			Hourly Employees’ Plan June 30,			Total
($ in thousands)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost
Interest cost	3,262	3,309	4,084	129	128	152	3,391	3,437	4,236
Expected return on plan assets	(4,734)	(3,959)	(4,174)	(214)	(192)	(232)	(4,948)	(4,151)	(4,406)
Amortization of net loss	1,356	1,987	1,475	—	23	4	1,356	2,010	1,479
Net periodic benefit cost	$(116)	$1,337	$1,385	$(85)	$(41)	$(76)	$(201)	$1,296	$1,309
Other changes recognized in OCI
Net (gain) loss (1)	$(7,542)	$(15,127)	14,225	(279)	(640)	554	(7,821)	(15,767)	14,779
Amortization of net loss	(1,356)	(1,987)	(1,475)	—	(23)	(4)	(1,356)	(2,010)	(1,479)
Total recognized in other comprehensive income	$(8,898)	$(17,114)	$12,750	$(279)	$(663)	$550	$(9,177)	$(17,777)	$13,300
Total recognized in net periodic benefit cost and OCI	$(9,014)	$(15,777)	$14,135	$(364)	$(704)	$474	(9,378)	(16,481)	14,609
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	2.60%	2.55%	3.45%	2.60%	2.55%	3.45%	2.60%	2.55%	3.45%
Expected long-term return on plan assets	6.25%	6.25%	6.75%	6.50%	6.25%	6.75%	6.38%	6.25%	6.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
(1) Net gain for fiscal year ended June 30, 2022 and 2021 was primarily due to plan assets returns. Net loss for fiscal year ended June 30, 2020 was primarily due to decline in interest rate, and to a less extent decline in plan assets returns.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Additional Disclosures

	Farmer Bros. Plan June 30,		Hourly Employees’ Plan June 30,		Total
($ in thousands)	2022	2021	2022	2021	2022	2021
Comparison of obligations to plan assets
Projected benefit obligation	$102,508	$129,091	$3,951	$5,070	$106,459	$134,161
Accumulated benefit obligation	102,508	129,091	3,951	5,070	106,459	134,161
Fair value of plan assets at measurement date	74,250	90,508	3,848	4,603	78,098	95,111
Plan assets by category
Equity securities	46,121	58,089	755	2,958	46,876	61,047
Debt securities	21,891	27,311	3,093	1,394	24,984	28,705
Real estate	6,238	5,108	—	251	6,238	5,359
Total	$74,250	$90,508	$3,848	$4,603	$78,098	$95,111
Plan assets by category
Equity securities	62.1%	64.2%	19.6%	64.2%	60.0%	64.2%
Debt securities	29.5%	30.2%	80.4%	30.3%	32.0%	30.2%
Real estate	8.4%	5.6%	—%	5.6%	8.0%	5.6%
Total	100%	100%	100%	100%	100%	100%
Fair values of plan assets were as follows:

	As of June 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$74,250	$—	$—	$—	$74,250
Hourly Employees’ Plan	3,848	—	—	—	3,848
	As of June 30, 2021
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$90,508	$—	$—	$—	$90,508
Hourly Employees’ Plan	4,603	—	—	—	4,603
The following is the target asset allocation for the Company's single employer pension plans— Farmer Bros. Plan and Hourly Employees' Plan—for fiscal 2023:

Fiscal 2023
U.S. large cap equity securities	38.9%
U.S. small cap equity securities	3.3%
International equity securities	17.8%
Debt securities	32.0%
Real Asset	8.0%
Total	100.0%
Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2023, the Company expects to recognize net periodic benefit of $1.7 million for the Farmer Bros. Plan and $44.3 thousand for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds
In fiscal 2023, the Company expects to contribute $2.1 million to the Farmer Bros. Plan and does not expect to contribute to the Hourly Employees’ Plan.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:

(In thousands)	Farmer Bros. Plan	Hourly Employees’ Plan
Year Ending:
June 30, 2023	$7,210	$220
June 30, 2024	7,060	210
June 30, 2025	7,190	220
June 30, 2026	7,200	220
June 30, 2027	7,250	230
June 30, 2028 to June 30, 2032	35,130	1,220
These amounts are based on current data and assumptions and reflect expected future service, as appropriate.
Multiemployer Pension Plans
The Company participates in one multiemployer defined benefit pension plan that is union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements, called the Western Conference of Teamsters Pension Plan ("WCTPP"). The Company makes contributions to this plan generally based on the number of hours worked by the participants in accordance with the provisions of negotiated labor contracts.

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 1/1/2022
Western Conference of Teamsters Pension Plan	91-6145047-001	Green
The company also contributes to two defined contribution pension plans ("All Other Plans") that are union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements. The Company’s minimum contributions to these plans are defined within the collective bargaining agreements.
Contributions made by the Company to the multiemployer pension plans were as follows:

(In thousands)	WCTPP(1)(2)(3)	All Other Plans
Year Ended:
June 30, 2022	$961	$29
June 30, 2021	1,049	33
June 30, 2020	1,685	34
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
Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expires on or before June 30, 2025. The Company's aggregate contributions to multiemployer plans other than pension plans in the fiscal years ended June 30, 2022, 2021 and 2020 were $3.0 million, $2.8 million and $4.2 million, respectively. The Company

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

expects to contribute an aggregate of approximately $3.0 million towards multiemployer plans other than pension plans in fiscal 2023.
401(k) Plan
The Farmer Bros. Co. 401(k) Plan (the "401(k) Plan") is available to all eligible employees. The 401(k) Plan match portion is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors.
In March 2020, due to the impact the COVID-19 pandemic had on the Company's business and financial results, the Company elected to suspend the 401(k) Plan matching contribution for non-union employees. Beginning in July 2021, the Company re-instated a 401(k) Plan matching program (the "401(k) Match") for non-union employees, matching 50% of an non-union employee's annual contribution to the 401(k) Plan, up to 6% of such employee's eligible income, similar to the program prior to suspension in March 2020.
Beginning in January 2022, the Company amended the 401(k) Match, whereby the Company, on a quarterly basis, will contribute, instead of cash, shares of the Company’s common stock., par value $1.00 per share (the “Common Stock”) with a value equal to 50% of any non-union employee's annual contribution to the 401(k) Plan, up to 6% of such employee's eligible income. The terms of the match are substantially the same as the safe-harbor non-elective contribution. The Company recorded matching contributions of $2.0 million, $0.1 million and $1.8 million in operating expenses for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
Effective January 1, 2019, the Company amended and restated the 401(k) Plan to, among other things, provide for: (i) an annual safe harbor non-elective contribution of shares of the Common Stock equal to 4% of each eligible participant’s annual plan compensation; (ii) an elective matching contribution for non-collectively bargained employees and certain union-represented employees equal to 100% of the first 3% of such eligible participant’s tax-deferred contributions to the 401(k) Plan; and (iii) profit-sharing contributions at the Company’s discretion. Participants are immediately vested in their contributions, the safe harbor non-elective contributions, the employer’s elective matching contributions, and the employer’s discretionary contributions. For the fiscal years ended June 30, 2022, 2021 and 2020 the Company contributed a total of 371,566 shares, 373,697 shares and 290,567 shares of the Company’s common stock with a value of $3.6 million, $2.4 million and $2.9 million, respectively, to eligible participants’ annual plan compensation.
Effective January 1, 2022, the Company amended the 401(k) Plan to, among other things, increase the number of shares of Common Stock, available for issuance under the 401(k) Plan by 2,000,000 additional shares and permit participants in the 401(k) Plan to invest a portion of their 401(k) Plan accounts into Common Stock.
Effective January 1, 2022, the Company merged the ESOP into the 401(k) Plan and transferred all of the assets and shares in the ESOP to the 401(k) Plan.
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
The Company’s communication of its intention to amend and terminate the Retiree Medical Plan triggered re-measurement and curtailment of the plan. As a result, the re-measurement generated a prior service credit of $13.4 million to be amortized over the remaining months of the plan through January 1, 2021, and a revised net periodic postretirement benefit credit recognized in fiscal year 2021 of $14.6 million. Also, the Company recognized a one-time non-cash curtailment gain of $5.8 million for the year ended June 30, 2020.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In June 2021, the Company amended the Death Benefit Plan effective immediately, which triggered re-measurement of the plan. The Company surrendered the purchased life insurance policies that funded these death benefits, and received cash proceeds from the insurance carriers. In conjunction with the amendment, the Company created a new Executive Death Benefit Plan (the “Executive Death Benefit Plan”) for a small group of participants in the Death Benefit Plan. Under the Executive Death Benefit Plan, the participants receive the same benefits they would have received under the Death Benefit Plan. The Company also retained the life insurance policies to fund the postretirement death benefit of these participants, and have a long-term receivable in Other Assets of $0.5 million as of June 30, 2022 which equates to the cash surrender value of the policies.
As a result of the amendment and re-measurement of the Death Benefit Plan, the Company recognized a one-time non-cash net settlement gain of $6.4 million for the year ended June 30, 2021.
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit Plan for the fiscal years ended June 30, 2022, 2021 and 2020. Net periodic postretirement benefit cost for fiscal 2022 was based on employee census information as of June 30, 2022.

	Year Ended June 30,
(In thousands)	2022	2021	2020
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$—	$19	$446
Interest cost	27	293	725
Amortization of net gain	11	(5,296)	(3,067)
Curtailment credit - Retiree Medical	—	—	(5,750)
Amortization of prior service credit	—	(8,961)	(5,666)
Settlement credit - Retiree Medical	—	(6,669)	—
Net periodic postretirement benefit (credit) cost	$38	$(20,614)	$(13,312)
The tables below show the remaining bases for the transition (asset) obligation, prior service cost (credit), and the calculation of the amortizable gain or loss for the Death Benefit Plan.

	Year Ended June 30,
($ in thousands)	2022	2021
Amortization of Net (Gain) Loss:
Net loss as of July 1	$74	$280
Net loss subject to amortization	74	280
Corridor (10% of greater of APBO or assets)	84	101
Net loss in excess of corridor	$—	$179
Amortization years	16.0	16.6
 The following tables provide a reconciliation of the benefit obligation and plan assets for the Retiree Medical Plan, Death Benefit Plan and Executive Death Benefit Plan:

	As of June 30,
(In thousands)	2022	2021
Change in Benefit Obligation:
Projected postretirement benefit obligation at beginning of year	$1,012	$10,739
Service cost	—	19
Interest cost	27	293
Participant contributions	—	233
Actuarial (gains) losses	(195)	151
Termination of benefits	—	(9,290)
Benefits paid	—	(1,133)
Projected postretirement benefit obligation at end of year	$844	$1,012

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Year Ended June 30,
(In thousands)	2022	2021
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	—	1,068
Participant contributions	—	232
Settlements	—	(167)
Benefits paid	—	(1,133)
Fair value of plan assets at end of year	$—	$—
Projected postretirement benefit obligation at end of year	844	1,012
Funded status of plan	$(844)	$(1,012)

	June 30,
(In thousands)	2022	2021
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(57)	$(52)
Noncurrent liabilities	(787)	(960)
Total	$(844)	$(1,012)

(In thousands)
Estimated Future Benefit Payments:
Year Ending:
June 30, 2023	$56
June 30, 2024	58
June 30, 2025	61
June 30, 2026	63
June 30, 2027	64
June 30, 2028 to June 30, 2031	320

Expected Contributions:
June 30, 2023	$56
Note 12. Debt Obligations
The following table summarizes the Company’s debt obligations:

				June 30, 2022		June 30, 2021
(In thousands)	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate
Revolver	various	4/25/2025	N/A	$63,000	2.75%	$43,500	6.21%
Term Loan	4/26/2021	4/25/2025	$47,500	45,600	7.50%	47,500	7.50%
				108,600		91,000
Unamortized deferred debt financing costs				(1,677)		(2,222)
Total				$106,923		$88,778
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The Revolver Credit Facility Agreement, among other things include:
1.a commitment of up to $80.0 million (“Revolver”) calculated as the lesser of (a) $80.0 million or (b) the amount equal to the sum of (i) 85% of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value of eligible inventory, minus (c) applicable reserve;
2.sublimit on letters of credit of $10.0 million;
3.maturity date of April 25, 2025 and has no scheduled payback required on the principal prior to the maturity date;
4.fully collateralized by all existing and future capital stock of the Borrowers (other than the Company) and all of the Borrowers' personal and real property;
5.interest under the Revolver is either LIBOR + 2.25% per annum, with LIBOR floor 0.50%, or base rate + 1.25% per annum; and
6.in the event that Borrowers’ availability to borrow under the Revolver falls below $10.0 million, financial covenant requires the Company to have a fixed charge coverage ratio of at least 1.00:1.00 at all such times.
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
4.interest under the Term Loan is either LIBOR + 6.5% per annum, with LIBOR floor 1.00%, or base rate + 5.50% per annum, with a 3% floor on base rate; and
5.commencing on the fiscal quarter ending on March 31, 2022, quarterly minimum EBITDA and fixed charge coverage ratio requirements specified therein.
Principal payments on the Revolver and Term Loan debt obligations are due as follows:

(In thousands)	For the Years Ended June 30,
2023	$3,800
2024	3,800
2025	101,000
Total Revolver and Term Loan liabilities	$108,600
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
At June 30, 2022, the Company had outstanding borrowings on the Revolver Credit Facility of $63.0 million and had utilized $4.1 million of the letters of credit sublimit. Beginning the quarter ended March 31, 2022, the Company commenced quarterly principal payments due on the Term Loan debt obligation in the amount of $950 thousand.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

As of June 30, 2022, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement and the Term Credit Facility Agreement. Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.
On August 8, 2022, the Company and certain of its subsidiaries entered into the Increase Joinder and Amendment No. 2 to Credit Agreement (the “Amendment”), with Wells Fargo Bank, N.A. See further discussion in Note 21, Subsequent Events.
Note 13. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan
On June 20, 2017 (the “Effective Date“), the Company’s stockholders approved the Farmer Bros. Co. 2017 Long-Term Incentive Plan (the “Original 2017 Plan”) which (i) replaced the Company's prior long-term incentive plans (the “Prior Plans”), and (ii) authorized the issuance of 900,000 shares of Common Stock plus the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date (“Outstanding Prior Plan Awards”). On December 9, 2020, the Company’s stockholders approved an amendment increasing the number of shares of Common Stock available for grant under the 2017 Plan to 2,050,000 plus the number of shares of Common Stock subject Outstanding Prior Plan Awards. On December 15, 2021, the Company’s stockholders approved an amendment (the “Plan Amendment”) to the 2017 Plan (as amended, the “Amended 2017 Plan”), which (i) increased the number of shares of Common Stock available for grant to 3,550,000 shares of Common Stock plus the number of shares of Common Stock subject to Outstanding Prior Plan Awards and (ii) allows the Company to utilize awards to attract and incentivize non-employee consultants.
The Amended 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the Amended 2017 Plan. Subject to certain limitations, shares of Common Stock covered by awards granted under the Amended 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the Amended 2017 Plan. As of June 30, 2022, there were 1,581,299 shares that remain available under the Amended 2017 Plan including shares that were forfeited under the Prior Plans for future issuance. Shares of Common Stock granted under the Amended 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 3,550,000 shares of Common Stock be issuable pursuant to the exercise of incentive stock options under the Amended 2017 Plan.
The Amended 2017 Plan includes annual limits on certain awards that may be granted to any individual participant. The maximum aggregate number of shares of Common Stock with respect to all stock options and stock appreciation rights that may be granted to any one person during any calendar year is 250,000 shares. The Amended 2017 Plan also includes limits on the maximum aggregate amount that may become payable pursuant to all performance bonus awards that may be granted to any one person during any calendar year and the maximum amount that may become payable pursuant to all cash-based awards granted under the Amended 2017 Plan and the aggregate grant date fair value of all equity-based awards granted under the Amended 2017 Plan to any non-employee director during any calendar year for services as a member of the Board.
The Amended 2017 Plan contains a minimum vesting requirement, subject to limited exceptions, that awards made under the Amended 2017 Plan may not vest earlier than the date that is one year following the grant date of the award. The Amended 2017 Plan also contains provisions with respect to payment of exercise or purchase prices, vesting and expiration of awards, adjustments and treatment of awards upon certain corporate transactions, including stock splits, recapitalizations and mergers, transferability of awards and tax withholding requirements.
The Amended 2017 Plan may be amended or terminated by the Board at any time, subject to certain limitations requiring stockholder consent or the consent of the applicable participant. In addition, the administrator may not, without the approval of the Company’s stockholders, authorize certain re-pricings of any outstanding stock options or stock appreciation rights granted under the Amended 2017 Plan. The Amended 2017 Plan will expire on June 20, 2027.
Farmer Bros. Co. 2020 Inducement Incentive Plan
In March 2020, the Company’s Board of Directors approved the Farmer Bros. Co. 2020 Inducement Incentive Plan (the “2020 Inducement Plan”). The 2020 Inducement Plan’s purpose is to enhance the Company’s ability to attract persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Awards under the 2020 Inducement Plan has the same terms and conditions as the 2017 Plan. The Board of Directors has reserved 300,000 shares of the Company’s Common Stock for issuance under the 2020 Inducement Plan. As of June 30, 2022, there were 99,537 shares that remain available under the 2020 Inducement Plan for future issuance.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of NQO vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
There were no options granted during fiscal year ended June 30, 2022. Following are the assumptions used in the Black-Scholes valuation model for NQOs granted on the date of the grant during the fiscal years ended June 30, 2021 and 2020:

	Year Ended June 30,
	2021	2020
Weighted average fair value of NQOs	$2.36	$4.24
Risk-free interest rate	0.3%	1.5%
Dividend yield	—%	—%
Average expected term	4.6 years	4.6 years
Expected stock price volatility	35.4%	35.4%
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
The following table summarizes NQO activity for the year ended June 30, 2022:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2021	513,325	13.06	5.17	706
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	(21,535)	16.21	—	—
Expired	(41,103)	19.05	—	—
Outstanding at June 30, 2022	450,687	12.39	4.34	—
Exercisable, June 30, 2022	292,890	12.80	4.28	—
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $4.69 at June 30, 2022 and $12.69 at June 30, 2021, representing the last trading day of the respective fiscal years, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in each fiscal period above represents the difference between the exercise price and the value of the Common Stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during fiscal year ended June 30, 2022. The company received no proceeds from exercises of vested NQOs in fiscal 2022 and 2021, respectively and $0.1 million in fiscal 2020.
As of June 30, 2022 and 2021, respectively, there was $0.2 million and $0.9 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at June 30, 2022 is expected to be recognized over the weighted average period of 0.46 years. Total compensation expense for NQOs was $0.6 million, $0.7 million and $0.7 million in fiscal 2022, 2021 and 2020, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
PNQ shares granted for each fiscal year are subject to forfeiture if a target modified net income goal is not attained. For this purpose, “Modified Net Income” is defined as net income (GAAP) before taxes and excluding any gains or losses from sales of assets, and excluding the effect of restructuring and other transition expenses. These PNQs have an exercise price equal the closing price of the Common Stock on the date of grant. One-third of the total number of shares subject to each such stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
PNQ shares were not granted during the fiscal years ended June 30, 2022, 2021 and 2020.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes PNQ activity for the year ended June 30, 2022:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted AverageRemaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2021	11,750	29.76	0.71	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	(9,538)	29.51	—	—
Outstanding at June 30, 2022	2,212	30.91	0.83	—
Exercisable, June 30, 2022	2,211	30.91	0.83	—
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the closing price of Common Stock $4.69 at June 30, 2022 and $12.69 at June 30, 2021, representing the last trading day of the respective fiscal years, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in each fiscal period represents the difference between the exercise price and the value of the Common Stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during the fiscal years ended June 30, 2022, 2021 and 2020.
As of June 30, 2022 and 2021, there was no unrecognized compensation cost related to PNQs. There was no compensation expense related to PNQs in fiscal years ended June 30, 2022, 2021 and 2020.
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
The following table summarizes restricted stock activity for the year ended June 30, 2022:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2021	681,570	10.47
Granted	551,967	7.20
Vested	(283,016)	5.21
Cancelled/Forfeited	(133,710)	6.94
Outstanding and nonvested June 30, 2022	816,811	6.67
The weighted average grant date fair value of RSUs granted during the years ended June 30, 2022, 2021 and 2020 were $7.20, $10.10, and $13.00, respectively. The total grant-date fair value of restricted stock granted during the year ended June 30, 2022 was $4.2 million. The total fair value of awards vested during the years ended June 30, 2022, 2021 and 2020 were $2.3 million, $0.7 million, and $0.4 million, respectively.
As of June 30, 2022 and 2021, there was $3.9 million and $2.8 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at June 30, 2022 is expected to be recognized over the weighted average period of 1.22 years. Total compensation expense for restricted stock was $2.1 million, $2.0 million and $1.1 million, for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes PBRSU activity for the year ended June 30, 2022:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2021	354,466	6.06
Granted	158,659	8.91
Vested	(381)	25.04
Cancelled/Forfeited	(55,751)	13.27
Outstanding and nonvested June 30, 2022	456,993	6.16
The weighted average grant date fair value of PBRSUs granted during the years ended June 30, 2022, 2021 and 2020 were $8.91, $4.10, and $14.46, respectively. The total grant-date fair value of PBRSUs granted during the year ended June 30, 2022 was $1.4 million. The total fair value of awards vested during the years ended June 30, 2022 and 2021 were $3.2 thousand and $3.0 thousand, respectively. No PBRSUs vested during the year ended June 30, 2020.
As of June 30, 2022 and 2021, there was $1.7 million and $1.0 million, respectively, of unrecognized compensation cost related to PBRSUs. The unrecognized compensation cost related to PBRSUs at June 30, 2022 is expected to be recognized over the weighted average period of 1.92 years. Total compensation expense for PBRSUs was $0.6 million for the year ended June 30, 2022, $0.1 million for the year ended June 30, 2021 and $0.2 million for the year ended June 30, 2020.
Cash-Settled Restricted Stock Units (“CSRSUs”)
In December 2020, the Company granted CSRSUs under the 2017 Plan to certain employees. CSRSUs vest in equal installments over a three-year period from the grant date, and are cash-settled upon vesting based on the Common Stock's closing share price on the vesting date.
The CSRSUs are accounted for as liability awards, and compensation expense is measured at fair value on the date of grant and recognized on a straight-line basis over the vesting period net of forfeitures. Compensation expense is remeasured at each reporting date with a cumulative adjustment to compensation cost during the period based on changes in the Common Stock's closing share price.
The following table summarizes CSRSU activity during the year ended June 30, 2022:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2021	185,602	4.31
Granted	85,851	8.91
Vested	(52,583)	4.31
Cancelled/Forfeited	(73,225)	5.63
Outstanding and nonvested June 30, 2022	145,645	6.36
The weighted average grant date fair value of CSRSUs granted during the years ended June 30, 2022 and 2021 were $8.91 and $4.31, respectively. The total grant-date fair value of CSRSUs granted during the year ended June 30, 2022 was $0.8 million. The total fair value of awards vested during the years ended June 30, 2022 was $0.4 million. No CSRSUs vested during the year ended June 30, 2021 and 2020.
At June 30, 2022 and 2021, there was $0.6 million and $2.0 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at June 30, 2022 is expected to be recognized over the weighted average period of 1.76 years. Total compensation expense for CSRSUs was $0.1 million and $0.4 million for the years ended June 30, 2022 and 2021, respectively.
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
At June 30, 2022 and 2021, there was no unrecognized PCA compensation cost. Total compensation expense for PCAs was $72.3 thousand for the fiscal year ended June 30, 2020.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 14. Other Current Liabilities
Other current liabilities consist of the following:

	As of June 30,
(In thousands)	2022	2021
Other (1)	$4,955	$3,116
Accrued workers’ compensation liabilities	947	1,016
Finance lease liabilities	193	192
Cumulative preferred dividends, undeclared and unpaid	—	2,051
Accrued postretirement benefits	—	50
Other current liabilities	$6,095	$6,425
___________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

	As of June 30,
(In thousands)	2022	2021
Derivative liabilities—noncurrent	$—	$1,653
Deferred compensation (1)	195	1,716
Finance lease liabilities	409	563
Deferred income taxes (2)	735	1,160
Other long-term liabilities	$1,339	$5,092
___________
(1) Includes performance cash awards liability and payroll taxes.
(2) Includes deferred tax liabilities that have an indefinite reversal pattern.

Note 16. Income Taxes
The current and deferred components of the provision for income taxes consist of the following:

	For the Years Ended June 30,
(In thousands)	2022	2021	2020
Current:
Federal	$—	$(22)	$—
State	124	213	105
Total current income tax expense	124	191	105
Deferred:
Federal	(83)	10,901	(458)
State	(342)	2,503	158
Total deferred income tax (benefit) expense	(425)	13,404	(300)
Income tax (benefit) expense	$(301)	$13,595	$(195)
A reconciliation of income tax expense to the federal statutory tax rate is as follows:

	For the Years Ended June 30,
(In thousands)	2022	2021	2020
Statutory tax rate	21%	21%	21%
Income tax benefit at statutory rate	$(3,352)	$(5,892)	$(7,829)
State income tax (net of federal tax benefit)	(754)	(736)	(1,523)
Valuation allowance	4,305	4,504	9,153
Change in tax rate	(210)	1,055	233
Post-retirement medical plan and other offset in OCI	—	13,738	—
Other (net)	(290)	926	(229)
Income tax (benefit) expense	$(301)	$13,595	$(195)
Our federal corporate tax rate is 21%, effective for the tax years beginning on or after January 1, 2018. Deferred tax amounts are calculated based on the rates at which they are expected to reverse in the future.
For the years ended June 30, 2022, 2021 and 2020, the Company’s income tax expense includes an increase in the valuation allowance related to the Company’s operating losses.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The primary components of the temporary differences which give rise to the Company’s net deferred tax assets (liabilities) are as follows:

	As of June 30,
(In thousands)	2022	2021
Deferred tax assets:
Postretirement benefits	$7,284	$9,364
Accrued liabilities	4,759	4,245
163(j) Interest Limitation	4,040	3,069
Net operating loss carryforward	51,413	48,195
Intangible assets	6,936	7,377
Right-of-use operating lease liabilities	7,041	6,592
Other	7,650	6,292
Total deferred tax assets	89,123	85,134
Deferred tax liabilities:
Property, plant and equipment	(15,726)	(15,448)
Right-of-use operating lease assets	(7,174)	(6,606)
Other	(79)	72
Total deferred tax liabilities	(22,979)	(21,982)
Valuation allowance	(66,879)	(64,312)
Net deferred tax liability	$(735)	$(1,160)
At June 30, 2022, the Company had approximately $185.9 million of federal and $160.1 million of state net operating loss carryforwards that will begin to expire in the years ending June 30, 2038 and June 30, 2023, respectively. Net operating losses of $51.8 million in federal and $6.9 million of state are indefinite lived and will not expire. Additionally, at June 30, 2022, the Company had $3.2 million of federal and state tax credits.
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
For the years ended June 30, 2022, 2021 and 2020, due to recent cumulative losses, the Company concluded that certain federal and state net operating loss carry forwards and tax credit carryovers will not be utilized before expiration. The amounts of valuation allowance recorded in the Consolidated Balance Sheets were $66.9 million and $64.3 million to reduce deferred tax assets as of June 30, 2022 and 2021, respectively.
As of, and for the three years ended June 30, 2022, 2021 and 2020, the Company had no significant uncertain tax positions.
On August 16, 2022 the Inflation Reduction Act of 2022 was signed into law. The Company does not anticipate any material impact to our consolidated financial statements.
The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2019. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no amount of interest and penalties recognized in the Consolidated Balance Sheets in the fiscal years ended June 30, 2022 and 2021, associated with uncertain tax positions. Additionally, the Company did not record any income tax expense related to interest and penalties on uncertain tax positions in the fiscal years ended June 30, 2022, 2021 and 2020.
Note 17. Net (Loss) Per Common Share
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

price of our common shares for the period) and unvested performance-based restricted stock units because their inclusion would be have been anti-dilutive.
The following table presents the computation of basic and diluted loss per common share:

	For the Years Ended June 30,
(In thousands, except share and per share amounts)	2022	2021	2020
Undistributed net loss available to common stockholders	$(15,626)	$(40,710)	$(37,462)
Undistributed net loss available to nonvested restricted stockholders and holders of convertible preferred stock	(629)	(1,515)	(179)
Net loss available to common stockholders—basic	$(16,255)	$(42,225)	$(37,641)

Weighted average common shares outstanding—basic	18,200,080	17,635,402	17,205,849
Effect of dilutive securities:
Shares issuable under stock options	—	—	—
Weighted average common shares outstanding—diluted	18,200,080	17,635,402	17,205,849
Net loss per common share available to common stockholders—basic	$(0.89)	$(2.39)	$(2.19)
Net loss per common share available to common stockholders—diluted	$(0.89)	$(2.39)	$(2.19)
The following table summarizes anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	For the Years Ended June 30,
	2022	2021	2020
Shares issuable under stock options	452,537	395,069	330,627
Shares issuable under convertible preferred stock	452,667	437,165	422,193
Shares issuable under PBRSUs	426,243	376,264	73,012
Note 18. Commitments and Contingencies
Purchase Commitments
As of June 30, 2022, the Company had committed to purchase green coffee inventory totaling $102.1 million under fixed-price contracts and $20.0 million in inventory and other purchases under non-cancelable purchase orders.
Boyd Coffee Acquisition
In connection with the Company's acquisition of Boyd Coffee ("Seller") on October 2, 2017, the Company withheld 914 shares of Series A Preferred Stock pending satisfaction of certain indemnification claims against the Seller. The fair value of shares withheld is $103 thousand based on the stated value and deemed conversion price as defined in the asset purchase agreement, and our current share price as of June 30, 2022. As previously disclosed, all other obligations under asset purchase agreement have been satisfied.
On July 26, 2022, the Company and the seller have entered into a settlement agreement regarding the retention and cancellation of 914 Holdback Shares and the reacquisition on a cashless basis and cancellation of 1,736 shares of Series A Preferred Stock issued to Seller at the closing of the transactions contemplated by the Boyd Purchase Agreement.
Effective August 25, 2022, the Seller, converted the remaining Series A Preferred Stock into shares of the Company’s common stock. See Note 20, Preferred Stock for additional information regarding the terms of the Series A Preferred Stock and the conversion.
Legal Proceedings
Council for Education and Research on Toxics (“CERT”) v. Brad Berry Company Ltd., et al., Superior Court of the State of California, County of Los Angeles
On August 31, 2012, CERT filed an amendment to a private enforcement action adding a number of companies as defendants, including the Company’s subsidiary, Coffee Bean International, Inc., which sell coffee in California under the State of California's Safe Drinking Water and Toxic Enforcement Act of 1986 (“Prop 65”). The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Prop 65 that the coffee they produce, distribute, and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT alleges that the Company and the other defendants failed to provide warnings for their coffee products of exposure to the chemical acrylamide as required under Prop 65. Plaintiff seeks equitable relief and civil penalties in the amount of the statutory maximum of $2,500 per day per violation of Prop 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Prop 65.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company, as part of a joint defense group (“JDG”) organized to defend against the lawsuit, disputes the claims of CERT. Acrylamide is not added to coffee but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process.
A series of procedural and legislative developments occurred in the ensuing years, and at hearings in August 2020, the Court denied CERT’s motion for summary judgment and granted the JDG’s motion for summary judgment. Notice of Judgment in favor of defendants was entered on October 6, 2020. CERT has appealed.
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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	For the Years Ended June 30,
	2022		2021		2020
(In thousands)	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$302,324	64.4%	$263,400	66.2%	$328,465	65.5%
Tea & Other Beverages (1)	84,397	18.0%	69,482	17.5%	98,971	19.7%
Culinary	56,160	12.0%	44,986	11.3%	50,135	10.0%
Spices	22,248	4.7%	18,680	4.7%	21,473	4.3%
Net sales by product category	465,129	99.1%	396,548	99.7%	499,044	99.5%
Delivery Surcharge	4,064	0.9%	1,302	0.3%	2,276	0.5%
Net sales	$469,193	100.0%	$397,850	100.0%	$501,320	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of June 30, 2022. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets. At June 30, 2022, and 2021, “Accounts receivable, net” included, $44.2 million, and $37.2 million respectively, in receivables from contracts with customers.
Note 20. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
Series A Convertible Participating Cumulative Perpetual Preferred Stock
The Series A Preferred Stock (a) pays a dividend, when, as and if declared by the Company’s Board of Directors, of 3.5% APR of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and (c) has a conversion price of $38.32. Dividends may be paid in cash and are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At June 30, 2022, the Company had 14,700 issued and outstanding shares of Series A Preferred Stock. Series A Preferred Stock is a participating security and has rights to earnings that otherwise would have been available to holders of the Common Stock. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of the Common Stock and are

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

entitled to share in the dividends on the Common Stock, when declared. Each share of Series A Preferred Stock is convertible into the number of shares of the Common Stock (rounded down to the nearest whole share and subject to adjustment in accordance with the terms of the Certificate of Designations) equal to the stated value per share of Series A Preferred Stock divided by the conversion price of $38.32. We may, at our election and if certain conditions are met, mandate the conversion of all the Series A Preferred Stock. Series A Preferred Stock is a perpetual stock and is not redeemable at the election of the Company or any holder. Based on its characteristics, the Company classified Series A Preferred Stock as permanent equity.
At June 30, 2022, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,180	$17,346	$2,646	$17,346

Effective August 25, 2022, 12,964 shares of Series A Preferred Stock issued were converted into 399,208 shares of the Company’s common stock, par value $1.00 per share, at a conversion price of $38.32, in accordance with the terms of the Company’s Designation of Series A Preferred Stock. The shares of Series A Preferred Stock were originally issued to Boyd Coffee Company (now known as BCC Newco, Inc.) (“BCC”), on October 2, 2017, pursuant to that certain Asset Purchase Agreement, dated as of August 18, 2017, by and among the Company, Boyd Assets Co., a Delaware corporation and wholly owned subsidiary of the Company, BCC and each of the parties set forth on Exhibit A thereto. The shares of Series A Preferred Stock converted represented all of the issued and outstanding shares of Series A Preferred Stock.
Note 21. Subsequent Events
On August 8, 2022, the Company and certain of its subsidiaries entered into the Increase Joinder and Amendment No. 2 to Credit Agreement (the “2nd Amendment”), with Wells Fargo Bank, N.A., as administrative agent for each member of the lender group and as a lender. The 2nd Amendment amends that certain Revolver Credit Facility Agreement, originally entered into by the parties on April 26, 2021, which governs the Company’s revolving credit facility. The 2nd Amendment amends certain terms and conditions of the Revolver Credit Facility Agreement by, among other things: (i) increasing the maximum revolver amount by $10,000,000 to an aggregate maximum revolver commitment amount of $90,000,000; and (ii) replacing the London Interbank Offered Rate (LIBOR) interest rate benchmark (which had an applicable margin of 2.25% for LIBOR rate loans) with the secured overnight financing rate (SOFR) interest rate benchmark (which has an applicable margin of 1.75% for SOFR rate loans).
On August 31, 2022, the Company entered into Amendment No. 3 to Credit Agreement (the “3rd Amendment”), with the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent for each member of the lender group and as a lender. The 3rd Amendment amends certain terms and conditions of the Revolver Credit Facility Agreement by, among other things: (i) adding a new $47.0 million term loan (the “Term Loan”); (ii) extending the maturity date of the Company’s obligations under the Revolver Credit Facility Agreement from April 25, 2025 to April 26, 2027; provided, that if the maturity date of the Revolver Commitments is extended on or prior to April 1, 2027 to a date that is after April 26, 2027, then the maturity of the Term Loan shall be August 31, 2037; (iii) releasing liens securing the obligations under the Revolver Facility Credit Agreement on various real properties owned by the Company; (iv) commencing on or around June 30, 2023, obligating the Company to maintain a Fixed Charge Coverage Ratio, calculated for each 12-month period ending on the last day of each fiscal month, of at least 1:00 to 1:00; and (v) lowering the Letter of Credit Fee payable with respect to letters of credit issued under the Credit Agreement from 2.25% to 1.75% of the average amount of the Letter of Credit Usage during the immediately preceding month. The proceeds of the Term Loan were used to repay the outstanding term loans under the Term Credit Facility Agreement. With the repayment of the Company’s outstanding loans and other obligations under the Term Credit Facility Agreement, the Company is no longer subject to the minimum EBITDA covenants contained therein.