Form 10-K/A
period 2022-06-30
FARMER BROTHERS CO
filed 2022-10-27
CIK 34563

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
FARMER BROS. CO
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

As of October 1, 2022, the registrant had 19,279,970 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

EXPLANATORY NOTE

Farmer Bros. Co. (“Farmer Bros.” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Form 10-K for the fiscal year ended June 30, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2022 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after the last day of the Company’s fiscal year on June 30, 2022.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Original Filing and Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment.

Except as described above, no other changes have been made to the Original Filing. This Amendment does not affect any other section of the Original Filing not otherwise discussed herein and continues to speak as of the date of the Original Filing. The Company has not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment and other documents we file with the SEC contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth in Part I, Item 1.A., Risk Factors as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Original Filing, as well as those discussed elsewhere in the Original Filing and other factors described from time to time in our filings with the SEC.

Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, disruption to our business and customers from the COVID-19 pandemic (including the effects of emerging and novel variants of the virus and any virus containment measures such as stay-at-home orders or government mandates) and severe winter weather, levels of consumer confidence in national and local economic business conditions, the duration and magnitude of the pandemic’s impact on labor conditions, the success of our strategy to recover from the effects of the pandemic, the success of our turnaround strategy, the impact of capital improvement projects, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in our performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees, our success in adapting to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to achieve sustainability goals in ways that do not materially impair profitability, changes in the strength of the economy, including any effects from inflation, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in Amendment and other factors described from time to time in our filings with the SEC.

Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Amendment and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise, except as required under federal securities laws and the rules and regulations of the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

At the 2019 Annual Meeting of Stockholders, stockholders approved the proposal to amend and restate the Company’s Certificate of Incorporation to provide for the phased-in declassification of the Board of Directors. Prior to that time, the Board of Directors was divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with members of each class serving for a three-year term. Each year only one class of directors was subject to a stockholder vote. Class I consisted of three directors whose term of office will expire at the 2022 Annual Meeting, Class II consisted of two directors whose term of office expired at the 2020 Annual Meeting, and Class III consisted of one director, whose term of office expired at the 2021 Annual Meeting of Stockholders. Beginning at the 2020 Annual Meeting, any director elected to the Board shall be for a one-year term.

The authorized number of directors is set forth in the Company’s Certificate of Incorporation and shall consist of not less than five nor more than nine members, the exact number of which shall be fixed from time to time by resolution of the Board of Directors. The authorized number of directors is currently eight. In no event shall a decrease in the number of directors remove or shorten the term of any incumbent director. Any vacancy on the Board of Directors that results from an increase in the number of directors may be filled by a majority of the directors then in office, provided that a quorum is present, and any other vacancy occurring on the Board of Directors may be filled by a majority of the directors then in office, even if less than a quorum, or by the sole remaining director. Any director elected to fill a vacancy not resulting from an increase in the number of directors will have the same remaining term as that of his or her predecessor.

All of the directors were elected to their current terms by the stockholders. There are no family relationships among any directors or executive officers of the Company. Except as disclosed below, none of the directors are a director of any other publicly held company.

Set forth below are the biographies of each Director, including their ages and positions and offices held with the Company.

Allison M. Boersma, age 57, has served on our Board since 2017 and is currently the Chief Financial Officer and Chief Operating Officer of BRG Sports Inc., a corporate holding company of leading brands that design, develop and market innovative sports equipment, protective products, apparel and related accessories. The company’s core football brand, Riddell, is the industry leader in football helmet technology and innovation. Ms. Boersma has served as the finance and operations leader for BRG Sports since April 2016, responsible for financial oversight, including planning, treasury and risk management; leadership of global sourcing, manufacturing and distribution; strategic planning and acquisitions; and manufacturing strategy. Ms. Boersma has also served as Chief Financial Officer and Chief Operating Officer of Riddell Inc., since May 2014, and Senior Vice President Finance and Chief Financial Officer of Riddell, from February 2009 to May 2014. Previously, Ms. Boersma was a finance executive with Kraft Foods, a multinational confectionery, food and beverage conglomerate, for over 17 years, with various positions of increasing responsibility, including serving as Senior Director Finance, Global Procurement, from May 2007 to February 2009, with leadership and oversight of commodity hedging and risk management, including for coffee; execution of global strategies to improve supplier performance; commodity tracking and derivative accounting. Other positions with Kraft included Controller, Grocery Sector; Controller, Meals Division; Director, Sales Finance, Kraft Food Services Division; and Senior Manager, Corporate Financial Business Analysis. Ms. Boersma began her career as a Senior Auditor with Coopers & Lybrand. Ms. Boersma received her undergraduate degree in Accountancy from the University of Illinois Champaign-Urbana, and her Masters of Management, Marketing and Finance, from JL Kellogg Graduate School of Management.

Stacy Loretz-Congdon, age 63, has served on our Board since 2018. She retired at the end of 2016 after 26 years of service at Core-Mark, one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America, where she served in various capacities, including as Senior Vice President, Chief Financial Officer and Assistant Secretary from December 2006 to May 2016 and Executive Advisor from May 2016 through December 2016. From January 2003 to December 2006, Ms. Loretz-Congdon served as Core-Mark’s Vice President of Finance and Treasurer and from November 1999 to January 2003 served as Core-Mark’s Corporate Treasurer. Ms. Loretz-Congdon joined Core-Mark in 1990. Ms. Loretz-Congdon’s experience at Core-Mark included oversight of all finance functions, including all corporate finance disciplines, strategy execution, risk mitigation, investor relations, as well as involvement with benefits, executive compensation and technology initiatives. During her tenure as Senior Vice President and Chief Financial Officer, Ms. Loretz-Congdon served on the Information Technology Steering Committee and the Investment Committee at Core-Mark, as well as a board member of all Core-Mark subsidiaries. Core-Mark was a Fortune 500, publicly traded company listed on the Nasdaq Global Market until September 2021 when it merged with Performance Food Group Company, NYSE. In 2015, Ms. Loretz-Congdon was named as one of the Top 50 female CFOs in the Fortune 500 by Business Insider and Woman of the Year by Convenience Store News. Ms. Loretz-Congdon is an NACD Board Leadership Fellow. Prior to joining Core-Mark, Ms. Loretz-Congdon was an auditor for Coopers & Lybrand. Ms. Loretz-Congdon received her Bachelor of Science degree in Accounting from California State University, San Francisco.

Charles F. Marcy, age 72, is a food industry consultant. He served as Chief Executive Officer of Turtle Mountain, LLC, a privately held natural foods company, and the maker of the So Delicious brand of dairy free products from May 2013 until April 2015. Prior to this, he was a principal with Marcy & Partners, Inc., providing strategic planning and acquisition consulting to consumer products companies. Mr. Marcy served as President and Chief Executive Officer and a member of the Board of Directors of Healthy Food Holdings, a holding company for branded “better-for-you” foods and the maker of YoCrunch Yogurt and Van’s Frozen Waffles from 2005 through April 2010. Previously, Mr. Marcy served as President, Chief Executive Officer and a Director of Horizon Organic Holdings, then a publicly traded company listed on Nasdaq with a leading market position in the organic food business in the United States and the United Kingdom, from 1999 to 2005. Mr. Marcy also previously served as President and Chief Executive Officer and a member of the Board of Directors of the Sealright Corporation, a manufacturer of food and beverage packaging and packaging systems, from 1995 to 1998. From 1993 to 1995, Mr. Marcy was President of the Golden Grain Company, a subsidiary of Quaker Oats Company and maker of the Near East brand of all-natural grain-based food products. From 1991 to 1993, Mr. Marcy was President of National Dairy Products Corp., the dairy division of Kraft General Foods. From 1974 to 1991, Mr. Marcy held various senior marketing and strategic planning roles with Sara Lee Corporation and Kraft General Foods. Mr. Marcy currently serves as First Vice Chair on the Board of Trustees of Washington and Jefferson College and has served on the Board of Directors of B&G, Foods, Inc. (“B&G”), a manufacturer and distributor of shelf-stable food and household products across the United States, Canada and Puerto Rico and a publicly traded company listed on the New York Stock Exchange, since 2010. Mr. Marcy served on the Strategy Committee and currently serves as a member of the Audit Committee, a member of the Compensation Committee and a member of the Risk Committee of the Board of Directors of B&G. Mr. Marcy received his undergraduate degree in Mathematics and Economics from Washington and Jefferson College, and his MBA from Harvard Business School. Mr. Marcy is an NACD Board Leadership Fellow and has demonstrated his commitment to boardroom excellence by completing NACD’s advanced corporate governance program for directors. Mr. Marcy has served on the Company’s Board of Directors since 2014 and is currently a member of the Nominating and Corporate Governance Committee and Chair of the Compensation Committee.

D. Deverl Maserang II, age 59, is President and Chief Executive Officer of the Company, since September 2019. Prior to joining the Company, from 2017 to 2019, Mr. Maserang served as President and Chief Executive Officer of Earthbound Farm Organic, a global leader in organic food and farming. From 2016 to 2017, Mr. Maserang served as Managing Partner of TADD Holdings, a business advisory firm. From 2013 to 2016, Mr. Maserang was Executive Vice President Global Supply Chain for Starbucks Corporation, a global coffee roaster and retailer, where he was responsible for end-to-end supply chain operations globally spanning manufacturing, engineering, procurement, distribution, planning, transportation, inventory management and worldwide sourcing. Prior to that, he held leadership roles at Chiquita Brands International, Peak Management Group, FreedomPay, Installation Included, Pepsi Bottling Group and United Parcel Service. Mr. Maserang received his Bachelor of Science degree from Texas Tech University.

Christopher P. Mottern, age 78, has served as Chairman of the Board of Directors since January 2020. He acted as interim President and Chief Executive Officer of Farmer Bros. Co. from May through October 2019. Prior to joining Farmer Bros. Co. in his interim role, Mr. Mottern was an independent business consultant. He served as President and Chief Executive Officer of Peet’s Coffee & Tea, Inc., a specialty coffee and tea company, from 1997 to 2002 and a director of Peet’s Coffee & Tea, Inc., from 1997 through 2004. From 1992 to 1996, Mr. Mottern served as President of The Heublein Wines Group, a manufacturer and marketer of wines, now part of Diageo plc, a multinational alcoholic beverage company. From 1986 through 1991, he served as President and Chief Executive Officer of Capri Sun, Inc., one of the largest single-service juice drink manufacturers in the United States. He has served as a director, including lead director, and member of the finance committee, of a number of private companies. Mr. Mottern received his undergraduate degree in Accounting from the University of Connecticut.

Alfred Poe, age 73, has served on our Board of Directors since 2020 and is currently the Chief Executive Officer of AJA Restaurant Corp., serving as such since 1999. From 1997 to 2002, he was the Chief Executive Officer of Superior Nutrition Corporation, a provider of nutrition products. He was Chairman of the Board and Chief Executive Officer of MenuDirect Corporation from 1997 to 1999. Mr. Poe was a Corporate Vice President of Campbell Soup Company from 1991 through 1996. From 1993 through 1996, he was the President of the Campbell’s Meal Enhancement Group. From 1982 to 1991, Mr. Poe held various positions, including Vice President, Brands Director and Commercial Director with Mars, Inc. Mr. Poe currently serves on the Board of Directors of B&G, Foods, Inc., a manufacturer and distributor of shelf-stable food and household products across the United States, Canada and Puerto Rico and a publicly traded company listed on the New York Stock Exchange, since 1997. Mr. Poe has previously served on the boards of directors of Centerplate, Inc. and State Street Bank.

John D. Robinson, age 63, has served on our Board since 2021 and is currently an operating partner focusing on food and beverage opportunities at Sequel Holdings, a private equity firm, serving in such role since 2017. Currently, Mr. Robinson serves as CEO of Chairmans Foods, a Sequel portfolio company. Prior to joining Sequel, from 2009 to 2015, Mr. Robinson was Managing Partner for Rutherford Wine Studios LLC, dba The Ranch Winery, a wine co-packing and processing facility in Napa Valley, CA, which was sold to E&J Gallo Winery in 2015. Prior to that, he held leadership roles at Morningstar Foods, Dean Foods Company and Robinson Dairy. Mr. Robinson received a Bachelor of Science in Business Administration from the University of Arizona.

Waheed Zaman, age 62, has served on our Board since September 2021 and is currently the Chief Executive Officer of W&A Consulting, a consulting and advisory firm, where he advises senior executives on transformational change and consults with leaders and teams on personal success and leadership practices to ensure organizational effectiveness and strategy execution, serving as such since April 2017. He also serves as Advisor to Thematiks, a business research company. From April 2013 to March 2017, he was the Senior Vice President, Chief Corporate Strategy & Administrative Officer at the Hershey Company, a food manufacturer. Prior to that, he held leadership roles at Chiquita Brands International and Procter & Gamble. Mr. Zaman holds a bachelor’s degree with a double major in Computer Science and Policy Studies from Dartmouth College.

Executive Officers

The following table sets forth the executive officers of the Company as of the date hereof. At each annual meeting of the Board of Directors, the Board of Directors formally re-appoints the executive officers, and all executive officers serve at the pleasure of the Board of Directors. No executive officer has any family relationship with any director or nominee, or any other executive officer.

Name	Age	Title	Executive Officer Since
D. Deverl Maserang II(1)	59	President and Chief Executive Officer	2019
Scott R. Drake	53	Chief Financial Officer	2020
Amber D. Jefferson	51	Chief Human Resources Officer	2021
Ruben E. Inofuentes	55	Chief Supply Chain Officer	2019
Maurice S.J. Moragne	58	Chief Sales Officer	2020
Jared Vitemb	39	Vice President, General Counsel, Chief Compliance Officer and Secretary	2022

(1) For D. Deverl Maserang, II, please see his biography under “Directors” above.

Scott R. Drake joined the Company as Chief Financial Officer in March 2020. As Chief Financial Officer, Mr. Drake’s current responsibilities include overseeing the Finance and Accounting functions. Prior to joining the Company, Mr. Drake served as Senior Vice President of Finance and Treasurer of GameStop Corp., an omnichannel video game retailer, from July 2015 to March 2020, where he was responsible for financial planning and analysis, treasury, risk management and events/travel functions. From 2001 through 2015, Mr. Drake held various senior management positions with 7-Eleven, Inc., an international convenience store chain, most recently as their Vice President of Finance, Strategy and Communications. Prior to 2001, he held finance and accounting positions with Arthur Andersen, La Madeleine French Bakery and Café, Coca-Cola Enterprises and Coopers & Lybrand. Mr. Drake received a B.B.A. in Finance and Accounting and an M.B.A. in Corporate Finance from Texas A&M University. He is a Certified Public Accountant.

Amber D. Jefferson joined the Company as Chief Human Resources Officer in October 2021. As Chief Human Resources Officer, Ms. Jefferson’s responsibilities include overseeing the Human Resources, Risk Management and Safety functions. Prior to joining the Company, Ms. Jefferson served as Head of Human Resources KNA Sales & e-Commerce at the Kellogg Company, a global consumer packaged goods company specializing in cereal, cookies, crackers, natural organic and salty snacks production from October 2012 to October 2021, where she was responsible for leading all facets of talent strategies, organizational effectiveness, leadership & capability development, and day-to-day HR operations across the North America region. From 2012 through 2018, Ms. Jefferson held HR leadership roles across various divisions within Kellogg including their Away From Home and Walmart business. Prior to 2012, she held leadership roles with Brinker International, Sabre, Texas Health Resources, The American Lung Association and The American Red Cross. Ms. Jefferson received a Bachelor of Science degree from Texas A&M University and a Master of Science in Healthcare Administration and a Master of Business Administration from Texas Woman’s University.

Ruben E. Inofuentes joined the Company as Chief Supply Chain Officer in November 2019. As Chief Supply Officer, Mr. Inofuentes’ current responsibilities include overseeing the operations, manufacturing, logistics, procurement, coffee brewing equipment, research and development, green coffee buying, sustainability, supply and demand planning and quality functions. Prior to joining the Company, Mr. Inofuentes served as the Chief Operations Officer of JR286, Inc. (“JR286”), a sports equipment and accessories company from 2005 to 2019, where he was responsible for developing platforms to enable aggressive growth plans and market strategies. Prior to joining JR286, from 2003 to 2005, Mr. Inofuentes was the Vice President of Supply Chain Services for Advocare International, LP, a dietary supplement company. He was responsible for procurement, inventory planning, manufacturing, transportation, logistics, and information technology. Mr. Inofuentes received his undergraduate degree in Industrial Engineering from Iowa State University.

Maurice S. J. Moragne joined the Company as Chief Sales Officer in June 2020. As Chief Sales Officer, Mr. Moragne’s current responsibilities include oversight of the company’s sales and marketing organizations. Prior to joining the Company, Mr. Moragne served as Chief Executive Officer, Chief Sales Officer and Co-Founder of International Agriculture Group LLC, an ingredient technology company, from August 2015 to June 2020, where he was responsible for managing investor financing, as well as assembling sales, marketing and technical teams. From July 2011 to July 2015, Mr. Moragne served as General Manager of the Chiquita Fruit Solutions business division of Chiquita Brands International, Inc., an agriculture production company, where he directed the daily operations, including oversight of Accounting, Finance, IT, Sales, Logistics, Quality, Operations, R&D, Marketing, Innovation, and Customer Service operations. Prior to 2011, he held various management positions with Naturipe Foods, LLC, Chiquita Brands International, Inc., L’Oreal and British American Tobacco. Mr. Moragne received a B.A. in Political Science and Government from Edinboro University of Pennsylvania.

Jared Vitemb joined the Company as Vice President, General Counsel, Chief Compliance Officer and Secretary in March 2022. Mr. Vitemb’s current responsibilities include overseeing the Company’s Legal and Compliance functions. Prior to joining the Company, Mr. Vitemb held various positions with FTS International Services, Inc., an oilfield services company, from September 2017 to March 2022, where he last served as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary. From March 2014 to September 2017, Mr. Vitemb worked as an in-house attorney for Dean Foods Company, a dairy processing and distribution company. Prior to 2014, he was in private practice, primarily with the law firm of Gardere Wynne Sewell LLP in Dallas, Texas. Mr. Vitemb received a B.A. in History and a J.D. from The University of Texas.

Corporate Governance

Board Meeting and Attendance

The Board of Directors held seven meetings during the year ended June 30, 2022 (“fiscal 2022”), including four regular meetings and three special meetings. During fiscal 2022, each director attended at least 75% of the total number of meetings of the Board of Directors (held during the period for which he or she served as a director) and committees of the Board on which he or she served (during the periods that he or she served). The independent directors generally meet in executive session in connection with each regularly scheduled Board meeting. Under the Company’s Corporate Governance Guidelines, continuing directors are expected to attend the Company’s annual meeting of stockholders absent a valid reason. Seven of eight directors who were then serving were present at the 2021 Annual Meeting of Stockholders.

Charters; Code of Conduct and Ethics; Corporate Governance Guidelines

The Board of Directors maintains charters for its committees, including the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and the ad hoc Technology Committee. In addition, the Board of Directors has adopted a written Code of Conduct and Ethics for all employees, officers and directors. The Board of Directors maintains Corporate Governance Guidelines as a framework to promote the functioning of the Board and its committees and to set forth a common set of expectations as to how the Board should perform its functions. Current standing committee charters, the Code of Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s website at www.farmerbros.com. Information contained on the website is not incorporated by reference in, or considered part of, this Amendment.

Board Committees

The Board of Directors has three standing committees: the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Summary information about each of these committees is set forth below.

Additionally, from time to time, the Board of Directors has established ad hoc or other committees, on an interim basis, to assist the Board with its consideration of specific matters, and it expects to continue to do so as it may determine to be prudent and advisable in the future. In December 2021, the Board of Directors established an ad hoc Technology Committee for the purpose of assisting with the review of the technological and cybersecurity needs of the Company (the “Technology Committee”).

Audit Committee

The Audit Committee is a standing committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s principal purposes are to oversee, on behalf of the Board, the accounting and financial reporting processes of the Company and the audit of the Company’s financial statements. As described in its charter, available on the Company’s website under Corporate Governance - Committee Charters, the Audit Committee’s responsibilities include assisting the Board of Directors in overseeing: (i) the integrity of the Company’s financial statements; (ii) the independent auditor’s qualifications and independence; (iii) the performance of the Company’s independent auditor and internal audit function; (iv) the Company’s compliance with legal and regulatory requirements relating to accounting and financial reporting matters; (v) the Company’s system of disclosure controls and procedures, internal control over financial reporting that management has established, and compliance with ethical standards adopted by the Company; and (vi) the Company’s framework and guidelines with respect to risk assessment and risk management. The Audit Committee is directly and solely responsible for the appointment, dismissal, compensation, retention and oversight of the work of any independent auditor engaged by the Company for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The independent auditor reports directly to the Audit Committee.

During fiscal 2022, the Audit Committee held four regular meetings and three special meetings. Allison M. Boersma currently serves as Chair, and Stacy Loretz-Congdon, John D. Robinson and Waheed Zaman currently serve as members of the Audit Committee. All directors who currently serve on the Audit Committee meet the Nasdaq composition requirements, including the requirements regarding financial literacy and financial sophistication, and the Board of Directors has determined that all such directors are independent under the Nasdaq Listing Rules and the rules of the SEC regarding audit committee membership. The Board of Directors has determined that Ms. Boersma and Ms. Loretz-Congdon are “audit committee financial experts” as defined in Item 407(d) of Regulation S-K under the Exchange Act.

Compensation Committee

The Compensation Committee is a standing committee of the Board of Directors. As described in its charter, available on the Company’s website under Corporate Governance - Committee Charters, the Compensation Committee’s principal purposes are to discharge the Board’s responsibilities related to compensation of the Company’s executive officers and administer the Company’s incentive and equity compensation plans. The Compensation Committee’s objectives and philosophy with respect to the fiscal 2022 executive compensation program, and the actions taken by the Compensation Committee in fiscal 2022 with respect to the compensation of our Named Executive Officers, are described below under the heading “Compensation Discussion and Analysis.”

The Compensation Committee also is responsible for evaluating and making recommendations to the Board of Directors regarding director compensation. In addition, the Compensation Committee is responsible for conducting an annual risk evaluation of the Company’s compensation practices, policies and programs.

During fiscal 2022, the Compensation Committee held four regular meetings and three special meetings. Charles F. Marcy currently serves as Chair and Alfred Poe and John D. Robinson currently serve as members of the Compensation Committee. The Board of Directors has determined that all current Compensation Committee members are independent under the Nasdaq Listing Rules.

Compensation Committee Interlocks and Insider Participation

Messrs. Robinson, Marcy, and Poe were members of the Compensation Committee during fiscal 2022. None of the members of the Compensation Committee is or has been an executive officer of the Company, nor did any of them have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as a director of the Company or member of the Compensation Committee during fiscal 2022.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is a standing committee of the Board of Directors. As described in its charter, available on the Company’s website under Corporate Governance - Committee Charters, the Nominating and Corporate Governance Committee’s principal purposes are (i) monitoring the Company’s corporate governance structure; (ii) assisting the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with corporate governance; (iii) ensuring that the Board is appropriately constituted in order to meet its fiduciary obligations, including by identifying individuals qualified to become Board members and members of Board committees, recommending to the Board director nominees for the next annual meeting of stockholders or for appointment to vacancies on the Board, and recommending to the Board membership on Board committees (including committee chairs); (iv) leading the Board in its annual review of the Board’s performance; (v) conducting the annual performance review of the Chief Executive Officer and communicating the results to the Board; and (vi) overseeing succession planning for senior management.

During fiscal 2022, the Nominating and Corporate Governance Committee held four regular meetings. Ms. Loretz-Congdon currently serves as Chair, and Charles F. Marcy, John D. Robinson and Alfred Poe currently serve as members of the Nominating and Corporate Governance Committee. The Board of Directors has determined that all current Nominating and Corporate Governance Committee members are independent under the Nasdaq Listing Rules.

Other Committees

In July 2020, the Board of Directors created an ad hoc Search Committee to assist the Nominating and Corporate Governance Committee in identifying and evaluating potential candidates for future director positions. The Search Committee no longer exists.

In December 2021, the Board of Directors established the Technology Committee for the purpose of assisting with the review of the technological and cybersecurity needs of the Company. As described in its charter, available on the Company’s website under Corporate Governance - Committee Charters, the Technology Committee’s principal purposes include: (i) overseeing the quality and effectiveness of the Company’s cybersecurity strategy; and (ii) overseeing the Company’s technology strategy. Waheed Zaman currently serves as Chair, and Allison M. Boersma and Alfred Poe currently serve as members of the Technology Committee. The Technology Committee met four times in fiscal 2022.

Board Diversity

The below Board Diversity Matrix reports self-identified diversity statistics for the Board of Directors.

Board Diversity Matrix (As of September 1, 2022)
Total Number of Directors	8
	Female	Male	Non-Binary
Part I: Gender Identity	2	6	0
Part II: Demographic Background
African American or Black	0	1	0
Alaskan or Native American	0	0	0
Asian or South Asian	0	1	0
Hispanic	0	0	0
Pacific Islander	0	0	0
White	2	4	0
Two or More Races or Ethnicities	0	0	0
LGBTQ+	0	0	0
Military Veterans	0	1	0
Directors with Disabilities	0	0	0

Board Leadership Structure

Under our By-Laws, the Board of Directors, in its discretion, may choose a Chairman of the Board of Directors. If there is a Chairman of the Board of Directors, such person may exercise such powers as provided in the By-Laws or assigned by the Board of Directors. Christopher P. Mottern was appointed as Chairman of the Board in January 2020. Mr. Mottern has served on our Board of Directors since 2013.

Notwithstanding the current separation of Chairman of the Board and Chief Executive Officer, our Chairman of the Board of Directors is generally responsible for soliciting and collecting agenda items from other members of the Board and the Chief Executive Officer, and the Chief Executive Officer is generally responsible for leading discussions during Board meetings. This structure allows for effective and efficient Board meetings and information flow on important matters affecting the Company. As required under the Nasdaq Listing Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board of Directors has determined that, other than Mr. Maserang, all members of the Board of Directors are independent and each of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board are composed solely of independent directors. Due principally to the size of the Board of Directors, the Board has not formally designated a lead independent director and believes that as a result thereof, non-employee director and executive sessions of the Board of Directors, which are attended solely by non-employee directors or independent directors, as applicable, result in an open and free flow of discussion of any and all matters that any director may believe relevant to the Company and/or its management.

Although the roles of Chairman and Chief Executive Officer are currently filled by different individuals, no single leadership model is right for all companies at all times, and the Company has no bylaw or policy in place that mandates this leadership structure. The Nominating and Corporate Governance Committee will evaluate and recommend to the Board of Directors any changes in the Board’s leadership structure.

Board’s Role in Risk Oversight

The Board of Directors recognizes that although management is responsible for identifying risk and risk controls related to business activities and developing programs and recommendations to determine the sufficiency of risk identification and the appropriate manner in which to control risk, the Board plays a critical role in the oversight of risk. The Board of Directors implements its risk oversight responsibilities by having management provide periodic briefing and informational sessions on the significant risks that the Company faces and how the Company is seeking to control risk if and when appropriate. In some cases, a Board committee is responsible for oversight of specific risk topics. For example, the Audit Committee has oversight responsibility of risks associated with financial accounting and audits, internal control over financial reporting, and the Company’s major financial risk exposures, including commodity risk and risks relating to hedging programs. Regarding cybersecurity, the Board of Directors temporarily assigned primary oversight responsibility to the Technology Committee, but placed the Chairwoman of the Audit Committee on the Technology Committee and made a second member of the Audit Committee the Chairman of the Technology Committee to ensure that the Audit Committee remained well informed of the Company’s cybersecurity risks. The Compensation Committee has oversight responsibility of risks relating to the Company’s compensation policies and practices. At each regular meeting, or more frequently as needed, the Board of Directors considers reports from the Audit Committee and Compensation Committee which provide detail on risk management issues and management’s response. The Board of Directors, as a whole, examines specific business risks in its periodic reviews of the individual business units, and also of the Company as a whole as part of its regular reviews, including as part of the strategic planning process, annual budget review and approval, and data and cyber security review. Beyond formal meetings, the Board of Directors and its committees have regular access to senior executives, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company believes that its leadership structure promotes effective Board oversight of risk management because the Board of Directors directly, and through its various committees, is regularly provided by management with the information necessary to appropriately monitor, evaluate and assess the Company’s overall risk management, and all directors are involved in the risk oversight function.

Compensation-Related Risk

As part of its risk oversight role, our Compensation Committee annually considers whether our compensation policies and practices for all employees, including our executive officers, create risks that are reasonably likely to have a material adverse effect on our Company. In fiscal 2022, the Compensation Committee noted several design features of our compensation programs that reduce the likelihood of excessive risk-taking, including, but not limited to, the following:

•	A good balance of fixed and at-risk compensation, as well as an appropriate balance of cash and equity-based compensation.

•	Management incentive programs are based on multiple metrics, including strategic, individual and operational measures.

•
The Compensation Committee is directly involved in setting short- and long-term incentive performance targets and payout intervals, assessing performance against targets, and reviewing/approving the performance goals for the CEO and other executives.

•
Executive annual short-term incentive awards are generally capped at 200% of the target opportunity and the performance-based restricted stock units in the long-term incentive plan are capped at 180% of target opportunity.

•
Long-term equity awards are generally made on an annual basis which creates overlapping vesting periods and ensures that management remains exposed to the risks of their decision-making through their unvested equity-based awards for the period during which the business risks are likely to materialize.

•
Long-term compensation for senior executives is comprised of restricted stock units that vest ratably over three years and performance-based restricted stock units that are earned based on three-year performance goals. Company shares are inherently subject to the risks of the business, and the combination of options and performance-based restricted stock units ensure that management participates in these risks.

•
The number of performance-based restricted stock units ultimately earned by the Company’s executives and employees are determined at the end of a three-year performance period based on adjusted EBITDA performance and total shareholder return (“TSR”) metrics that are tracked during the performance period.

•
The Company has significant share ownership requirements for executives and non-employee directors. Executive officers are required to hold share-based compensation awards until meeting their ownership requirements. Company shares held by management are inherently subject to the risks of the business.

•	Executive compensation is benchmarked annually relative to pay levels and practices at peer companies.

•
The Company has a clawback policy in place that allows for recovery of incentive compensation if there is a material restatement of financial results caused by the fraud or misconduct of an individual which resulted in an over payment of incentives.

•	The Company prohibits employees and directors from hedging or pledging its securities.

•
The Compensation Committee is composed solely of independent directors and retains an independent compensation consultant to provide a balanced perspective on compensation programs and practices. The Compensation Committee approves all pay decisions for executive officers.

Stockholder Engagement

The Company has a history of actively engaging with our stockholders. We believe that strong corporate governance should include regular engagement with our stockholders. We have a long-standing, robust stockholder outreach program through which we solicit feedback on our corporate governance, executive compensation program, disclosure practices, and environmental and social impact programs and goals. Investor feedback is shared with our Board of Directors as received.

Corporate Governance Cycle and 2022 Outreach

Engagement

As part of our stockholder outreach program, and in response to the results of the say-on-pay advisory vote at our 2021 Annual Meeting, we reached out to 16 of our 29 largest stockholders in 2022, representing approximately 47% of our total shares outstanding as of our 2021 Annual Meeting, to solicit and gain a better understanding of stockholder feedback regarding our executive compensation program. Six of the 16 holders elected to participate in this compensation-specific outreach program. The feedback we received from our stockholders about our executive compensation program was collected directly by members of our Compensation Committee. The Compensation Committee made changes to our plan design in light of the feedback we received during this process.

Additionally, our CEO and CFO engage in meaningful dialogue with our stockholders through our quarterly earnings calls and investor-related outreach events.

Topics

Key areas of discussion included:

•	Corporate Governance
•	Executive Compensation
•	Inclusion and Diversity
•	Human Capital Management
•	Sustainability Programs
•	Supply Chain
•	Company Policy
•	Brand/Public Affairs
•	Risk Management
•	Long-term Growth Strategy
•	Financial Performance

For additional information, please see “2022 Stockholder Outreach” in Item 11 of this Amendment.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, certain of our officers, and persons who beneficially own more than 10% of the Company’s common stock to file reports of stock ownership and changes in ownership (Forms 3, 4 and 5) in shares with the SEC. To our knowledge, based solely on our records and certain written representations received from our executive officers and directors, during the fiscal year ended June 30, 2022, all persons related to the Company that are required to file these insider trading reports have filed them in a timely manner, except for a Form 4 filed on May 11, 2022 for Scott R. Drake to correct the amount of securities granted to him in a transaction that occurred on September 13, 2021; a Form 4 filed on July 19, 2022 for Maurice S. J. Moragne to correct the amount of securities granted to him in a transaction that occurred on September 13, 2021; a Form 4 filed on July 19, 2022 for Ruben Inofuentes to correct the amount of securities granted to him in a transaction that occurred on September 13, 2021 and to correct the amount of securities beneficially owned by him in subsequent transactions through July 18, 2022; a Form 4 filed on July 19, 2022 for D. Deverl Maserang II to disclose reportable transactions that occurred on July 16, 2021, September 13, 2021, December 2, 2021, and July 18, 2022; and a Form 4/A filed on August 2, 2022 for Christopher P. Mottern to correct the amount of securities beneficially owned by him. Copies of the insider trading reports can be found on the Company’s website at www.farmerbros.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our executive compensation philosophy, objectives, and programs, the decisions made under those programs and factors considered by our Compensation Committee in fiscal 2022 with respect to the compensation of our Named Executive Officers.

Fiscal 2022 Named Executive Officers

Name	Title (as of June 30, 2022)
D. Deverl Maserang II	President and Chief Executive Officer
Scott R. Drake	Chief Financial Officer
Ruben E. Inofuentes	Chief Supply Chain Officer
Maurice S. J. Moragne	Chief Supply Chain Officer
Amber D. Jefferson	Chief Human Resources Officer

Executive Summary

Our executive compensation programs are designed to:

•	attract, retain, and motivate talented executives with competitive pay and incentives;

•	reward positive results by aligning the economic interests of our executive officers with those of our stockholders;

•
motivate executive officers to achieve our short-term and long-term goals by providing “at risk” compensation, the value of which is ultimately based on our future performance, without creating undue risk-taking behavior nor unduly emphasizing short-term performance over long-term value creation; and

•
maintain total compensation and relative amounts of base salary, annual, and long-term incentive compensation competitive with those amounts paid by peer companies to remain competitive in the market for talent.

We believe that this design appropriately focuses our executive officers on the creation of long-term value without creating undue risk-taking behavior. We continued to focus on these key design elements in addressing the impact of and our response to the COVID-19 pandemic and its related impact on our compensation programs.

Impact of and Response to COVID-19

Below we summarize key actions the Company undertook to protect our employees, stockholders, business, and customers throughout COVID-19 pandemic. Management quickly responded to the revised business landscape, purposefully managed liquidity and remained focused on our strategic projects to deliver long-term stockholder value.

In fiscal 2022, although both our DSD and Direct Ship sales channels continued to be impacted by the COVID-19 pandemic, there was significant recovery in these channels throughout the year ended June 30, 2021 (“fiscal 2021”) and fiscal 2022. Net sales in fiscal 2022 increased $71.3 million, or 18%, to $469.2 million from $397.9 million in fiscal 2021. The increase in net sales was primarily due to the continued recovery from the impact of the COVID-19 pandemic on both our DSD and Direct Ship sales channels, along with price increases and delivery surcharges implemented during fiscal 2022.

During fiscal 2022, we delivered higher gross margins compared to the prior year primarily due to the pandemic’s impact on sales volume, which had a larger impact on our higher margin customers in fiscal 2021. Overall, gross margins increased by 3.8%, from 25.4% in fiscal 2021 to 29.2% in fiscal 2022 due in part to the continued recovery from the COVID-19 pandemic. A decline in our unfavorable production variances and inventory scrap write-downs due to the closure of our aged Houston, Texas plant during fiscal 2021 also contributed to such increase. These improvements were partially offset by higher freight costs due to global supply chain challenges. The price increases and delivery surcharges implemented across our DSD network beginning in the three months ended December 31, 2021 helped mitigate the impact of higher supply chain and product costs.

Our capital expenditures for fiscal 2022 were $15.2 million, as compared to $15.1 million in fiscal 2021, an increase of $0.1 million. This was driven by lower expansionary capital spend of $5.8 million in fiscal 2022 compared to fiscal 2021, offset by a $5.8 million increase in maintenance capital spend in fiscal 2022. Also included in the $15.2 million of capital expenditures in fiscal 2022 was $1.6 million for expansion projects and $10.1 million of coffee brewing equipment spend to execute several key strategic initiatives pertaining to fiscal 2022. The expansionary capital spending reductions were driven by several key initiatives put in place, including a focus on refurbished coffee brewing equipment to drive cost savings, and reductions across some capital categories due to additional cost controls put in place during the COVID-19 pandemic.

What we did for our employees

We implemented the following measures to assist our employees:

•	Implemented Company health guidelines that included social distancing, shift spacing, protective equipment, temperature monitoring and a remote work option for employees able to do so;

•	Provided up to 10 additional days of sick time at no cost for certain employees in locations with a confirmed COVID-19 case or who were quarantined due to COVID-19 related symptoms/exposure;

•	Provided COVID-19 testing for team members on our health plan at no charge;

•	Extended company-paid medical benefits for employees enrolled in benefit plans who had been placed on furlough due to the COVID-19 outbreak;

•	Reinforced access for team members to telehealth options available through our health plans; and

•
Reinforced availability of our existing Employee Assistance Program (EAP) that is available to all employees and their families at no cost. The EAP provides helpful tools for managing anxiety and fears for employees and their children.

What we did for our Stockholders

•	We engaged stockholders in direct conversations regarding our pandemic actions and corresponding changes to our compensation program;

•
Our Board was regularly informed about all major aspects of our business and remains actively engaged with management. Our Board and the Compensation Committee met and continue to meet more frequently (relative to prior years) to understand the unique challenges we are encountering; and

•	Invested in and reallocated capital in a focused approach, allowing team members to continue to deliver on projects to optimize our manufacturing and distribution network during challenging times.

What we did for our Business

Recognizing that maintaining ample liquidity is key to withstanding the pandemic and emerging in a position of strength, we prudently managed cash, including:

•
Amended our prior credit facility in April 2021 and subsequently entered into a new $127.5 million, four-year financing arrangement, providing a lower overall cost of borrowing and reducing or eliminating several negative covenants in its prior credit facility;

•
Amended our credit facility a second time in August 2022, providing a further reduction in the overall cost of borrowing and repayment of our term loan agreement, which resulted in the removal of several negative covenants that existed in the term loan agreement.

•	Drove cost-reduction and cash preservation strategies to weather the impact of the pandemic;

•	Remained disciplined in capital allocation priorities, including deferring capital expenditures, as appropriate;

•	Focused on key initiatives that would drive our business transformation; and

•	Renegotiated unprofitable contracts to meet evolving business needs.

Compensation Policies and Practices—Good Governance

Consistent with our commitment to strong corporate governance, in fiscal 2022, our Board followed the compensation policies and practices described below to drive performance and serve our stockholders’ long-term interests:

What We Do

Our Compensation Committee is composed solely of independent directors, and regularly meets in executive session without members of management present.

Our Compensation Committee retains an independent compensation consultant to provide it with advice on matters related to executive compensation.

Our Compensation Committee regularly reviews and assesses the potential risks of our compensation policies and practices.

The structure of our executive compensation program includes a mix of cash and equity-based compensation, with an emphasis on performance-based compensation.

The competitiveness of our executive compensation program is assessed by comparison to the compensation programs of peer group companies that are similar to us in terms of industry, annual revenue, and/or other business characteristics.

Our claw-back policy requires the recoupment of certain incentive compensation from our executive officers in the event of a material restatement of the Company’s financial results due to fraud or misconduct.

We maintain meaningful stock ownership guidelines for directors and executive officers that promote a long-term stockholder perspective.

What We Do Not Do

We do not provide for excise tax gross-ups in connection with severance or other payments or benefits arising in connection with a change in control.

We do not provide for “single trigger” change in control payments or benefits.

We do not provide guaranteed base salary increases or guaranteed bonuses.

We do not provide supplemental pension benefits to our Named Executive Officers.

We do not provide excessive perquisites.

We do not permit (absent stockholder approval in the case of repricing/exchanging), and have not engaged in, the practice of backdating or re-pricing/exchanging stock options.

We do not allow directors or executive officers to hedge or short sell Company stock.

We do not allow directors or executive officers to pledge shares as collateral for a loan or in a margin account.

2022 Stockholder Outreach

Every year, the Company provides stockholders with the opportunity for an annual vote to approve its executive compensation program on an advisory basis. At our 2021 Annual Meeting, approximately 47% of our stockholders supported our advisory vote on executive compensation. Following this vote, we conducted an extensive engagement campaign with our stockholders. For additional information, see “Corporate Governance Cycle and 2022 Outreach” in Item 10 of this Amendment.

We reached out to investors representing approximately 47% of our common shares outstanding, as of our 2021 Annual Meeting, with invitations to discuss our officer compensation program and provide direct feedback to members of our Compensation Committee.  We held discussions with investors representing approximately 15% of our common shares outstanding as of our 2021 Annual Meeting.  Below are key learnings from these direct discussions with investors.  The Compensation Committee will continue to engage directly with stockholders on a periodic basis on officer compensation matters.

Key Themes from Stockholder Engagement

Stockholders that accepted invitations to discuss compensation matters with members of our Compensation Committee were generally supportive of the Farmer Bros. officer compensation programs.  Discussions tended to focus on the following categories:

Compensation Amounts: Stockholders did not express concern about the amount of compensation paid to the officers, nor did they express concern about any misalignment between pay and performance.

Mix of Compensation: Stockholders generally expressed a preference that the officer team have a uniform mix of long-term incentives.

Benchmarking Peer Group: Stockholders were supportive of the set of companies selected by the Compensation Committee to benchmark officer compensation.  Certain stockholders expressed a view that peer companies should be similar in size and industry to Farmer Bros.

Incentives Plan Metrics: Stockholders were generally supportive of using EBITDA as the featured annual incentive plan metric, and understood the unique approach to goal-setting given the Company’s challenging situation. Several suggested that the Compensation Committee consider return on capital, revenue growth, cash flow, working capital and measuring performance on a per-share basis going forward. Several stockholders expressed a desire for TSR to have a greater weighting for future PBRSU awards.

Incentive Plan Design: Shareholders generally understood and supported the unique annual and long-term incentive design adopted by the Committee as a response to the challenging operating environment caused by the COVID-19 pandemic, as described in our prior year proxy disclosure.  Shareholders did express a preference for measuring PBRSU performance over a full three-year period.

Compensation Committee Response to Stockholder Feedback

The Compensation Committee is thankful to the stockholders that accepted invitations to engage and provide feedback on the Company’s officer compensation programs. The Compensation Committee has, and will continue, to discuss the specific feedback and perspective provided by stockholders and intends to consider such feedback for future compensation decisions. The Compensation Committee took immediate action for certain features for fiscal 2023 officer compensation as a direct response to stockholder feedback:

•
The Compensation Committee removed several companies from the compensation peer group that were relatively larger than the Company in terms of revenue, and added several that are closer in revenues to the Company. These changes are described in greater detail the section below titled “Benchmarking and Peer Group Companies.”

•
For fiscal 2023 PBRSU awards, the TSR modifier has been changed to have greater influence on the award outcome.  For fiscal 2023 awards, TSR goals have been set based on the Company’s absolute cumulative TSR over a full three-year period (fiscal 2023 through 2025).  The Company’s absolute TSR over this three year period can modify amounts earned by adjusted EBITDA performance by a factor of 0.80x to 1.5x (an increase from the 1.2x factor from prior awards). Adjusted EBITDA will be measured over three one-year measurement periods and generate a payout factor at the end of the three years based on the average achievement over the three years.  This payout factor will then be subject to modification based on the Company’s absolute cumulative three-year as follows:

Absolute 3-year Cumulative TSR	Modification Factor
≤ 25.0%	0.8x
-25.0% to +24.9%	1.0x
+25.0% to +49.9%	1.20x
+50.0% to +99.9%	1.33x
≥ 100%	1.50x

The purpose of the absolute TSR modifier above is to incentivize achievement of superior shareholder returns over a three-year period.

•
In addition to placing greater weighting on TSR, shareholders generally expressed a preference that all officers have the same mix of long-term incentive award vehicles with at least 50% of the awards granted in PBRSUs.  As such, 50% of LTI granted to officers for the fiscal 2023 was granted in PBRSUs (an increase from 40% from prior year for NEOs other than our CEO which has been awarded 50% of LTI in PBRSUs in prior years).

Additional details about the fiscal 2023 long-term incentive awards will be reported in the Company’s proxy statement for fiscal 2023.

Oversight of the Executive Compensation Program

Compensation Committee

Under its charter, the Compensation Committee has the duty, among other things, to assess the overall executive compensation structure of the Company, including the compensation for our President and Chief Executive Officer and each of our other Named Executive Officers. In exercising this authority, the Compensation Committee determines the forms and amount of executive compensation appropriate to achieve the Compensation Committee’s strategic objectives, including base salary, bonus, incentive or performance-based compensation, equity awards and other benefits.

Compensation Consultant

The Compensation Committee has the authority to retain the services of outside consultants to assist it in performing its responsibilities. In fiscal 2022, the Compensation Committee engaged Meridian Compensation Partners, LLC, an independent compensation consultant (“Meridian”) to provide advisory and consulting services relating to the Company’s executive officer and director compensation programs, consultation regarding short-term and long-term incentive plan design, consultation regarding CEO pay ratio disclosure, and consultation regarding corporate governance practices and general Compensation Committee matters and processes. In fiscal 2022, the Compensation Committee also engaged Meridian to help determine the compensation of our President and Chief Executive Officer, as well as our other Named Executive Officers.

Meridian provided no other services to the Company or its affiliates during fiscal 2022 other than as described above. The Compensation Committee has determined that Meridian is “independent” according to the criteria required by the SEC in Rule 10C-1 of the Exchange Act.

Management’s Role in Establishing Compensation

The compensation of the Named Executive Officers is determined by the Compensation Committee, taking into account the input and recommendations of our President and Chief Executive Officer regarding compensation for those executive officers, and taking into account the input of the Nominating and Corporate Governance Committee and Chairman regarding performance of our President and Chief Executive Officer. The Compensation Committee has sole authority for all final compensation determinations regarding our President and Chief Executive Officer. In fiscal 2022, our President and Chief Executive Officer, Chief Human Resources Officer and General Counsel routinely attended the meetings of the Compensation Committee to provide input, as requested by the Compensation Committee and, in the case of the General Counsel, to act as secretary for the meeting; however, no executive officer has any role in approving his or her own compensation, and neither our President and Chief Executive Officer nor any other Named Executive Officer is present during the portion of the meeting at which the Compensation Committee considers their compensation. The Compensation Committee regularly meets in executive session, without members of the management team present, when discussing and approving executive compensation.

Benchmarking and Peer Group Companies

The Compensation Committee compares the pay levels and programs for the Company’s executive officers to compensation information from a relevant peer group as well as information from published survey sources. The Compensation Committee uses this comparative data as a reference point in its review and determination of executive compensation but also considers competitive compensation practices and other relevant factors based on the members’ collective experience in setting pay. Accordingly, the Compensation Committee does not generally establish compensation at specific benchmark percentiles.

When setting compensation, the Compensation Committee considers other factors in addition to market data, including:

•	individual performance;

•	impact on long-term stockholder value creation;

•	impact on development and execution of Company strategy;

•	experience and tenure in role;

•	retention;

•	trends and competitive factors impacting the labor market;

•	internal alignment;

•	the impact of the COVID-19 pandemic on the business and management’s actions to respond to the uncertain market in fiscal 2022; and

•	scope of responsibility.

The Compensation Committee, with the assistance of Meridian, developed and approved the following peer group for purposes of benchmarking the compensation levels of our Named Executive Officers relative to our peers and informing fiscal 2022 pay levels for our Named Executive Officers:

B&G Food, Inc.	The Boston Beer Company, Inc.
Seneca Food Corporation	Cal-Maine Foods, Inc.
Lancaster Colony Corporation	Medifast, Inc.
Hostess Brands, Inc.	The Chef’s Warehouse, Inc.
Calavo Growers, Inc.	Utz Brands, Inc.
J & J Snack Foods Corp.	The Simply Good Foods Company
John B. Sanfilippo & Son, Inc.	SunOpta, Inc.
Beyond Meat, Inc.	MGP Ingredients, Inc.
Freshpet, Inc.	New Age Beverage Corporation
Bridgford Foods Corporation

The Compensation Committee evaluates our peer group annually and makes adjustments to this peer group when appropriate to reflect changes in relative size or operations of the Company or its peers, or to address changes resulting from mergers, acquisitions or other structural changes. The Compensation Committee found this peer group to be appropriate because it represented a meaningful sample of comparable companies in terms of, as applicable, industry, annual revenue, and other business characteristics. In 2022, for fiscal 2023 compensation, the Compensation Committee has decided to remove B&G Foods, Inc., The Chefs’ Warehouse, Inc., The Boston Beer Company, Inc., Lancaster Colony Corporation, Medifast, Inc., Cal-Maine Foods, Inc., and Seneca Foods Corporation from the peer group, and to add Whole Earth Brands, Inc., The Duckhorn Portfolio, Inc., and Vital Farms, Inc.  The changes to the peer group were made to include companies with similar business lines and revenues more comparable to those of the Company.

Fiscal 2022 Named Executive Officer Compensation Mix

In fiscal 2022, the Compensation Committee’s compensation decisions with respect to our Named Executive Officers once again reflected strong alignment between pay and performance. We believe that our fiscal 2022 compensation programs were therefore also strongly aligned with the long-term interests of our stockholders.

The following charts illustrate, with respect to our President and Chief Executive Officer and our other Named Executive Officers as a group, the base salary, target short-term cash incentive compensation, and target long-term equity incentive compensation as a percentage of target total direct compensation for fiscal 2022. As shown below, a significant portion of Named Executive Officer target direct compensation is “at risk” variable compensation rather than fixed compensation, reflecting our philosophy of aligning Named Executive Officer compensation with performance generally and stockholder value creation specifically.

Key Elements of Fiscal 2022 Executive Compensation Program

Below are the key elements of the Company’s fiscal 2022 executive compensation program applicable to our Named Executive Officers.

What We Pay	Why and How We Pay It
Base Salary
• Base salary comprises fixed cash compensation that is designed to provide a reasonable level of Company-wide and individual performance.
• Base salaries are reviewed annually and adjusted when appropriate (increases are neither fixed nor guaranteed).
• Competitive base salaries are a key component of attracting and retaining executive talent.

Short-Term Cash Incentives
• Annual cash incentives constitute variable “at risk” compensation, payable in cash based on Company-wide and individual performance. These awards are designed to reward achievement of annual financial objectives as well as near-term strategic objectives that create momentum that is expected to foster the long-term success of the Company’s business.
• Company-wide metrics and targets are derived from, and intended to promote, our near-term business strategy.
• Individual targets are consistent with our focus on both quantitative and qualitative priorities and thereby reward both attainment of objective metrics and individual contributions.

Long-Term Incentives
• Stock options, Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PBRSUs”) subject to both performance- and time-based vesting conditions are designed to create direct alignment with stockholder objectives, provide a focus on long-term value creation, retain critical talent over extended timeframes and enable key employees to share in value creation.
• Performance-based award metrics and targets align with long-term business strategy as well as stock price appreciation creating shareholder value.

Severance Benefits
• Severance benefits provide income and health insurance protection to our Named Executive Officers in connection with certain involuntary terminations of employment. These severance benefits are designed to enable the Named Executive Officers to focus on the best interests of the Company and its stockholders, including in circumstances that may jeopardize the individual’s job security.
• Enhanced severance benefits are available if the termination of employment occurs in connection with a change in control to ensure continued focus on the best alternatives for the Company and its stockholders, free from distractions caused by personal uncertainties associated with the heightened risk to job security that arises for senior executives in the transactional context.
• Severance benefits are also key to attracting and retaining key talent.

Retirement and Welfare Benefits
• A standard complement of retirement, health, welfare and insurance benefits, offered to our Named Executive Officers on terms generally similar to those available to other employees, provides important protections and stability for our Named Executive Officers and their families that help enable our Named Executive Officers to remain focused on their work responsibilities.
• These are generally low-cost benefits with a higher perceived value that are intended to help keep our overall compensation package competitive.

Perquisites
• We provide limited perquisites as well as relocation assistance, each intended to facilitate the operation of the Company’s business and to assist the Company in recruiting and retaining key executives.
• These are also low-cost benefits with a higher perceived value that are intended to help keep our overall compensation package competitive.

Base Salary

Consistent with the established executive compensation philosophy and objectives described above, and utilizing the peer comparisons provided by Meridian, the Compensation Committee approved fiscal 2022 annual base salaries for the Named Executive Officers as shown in the table below.

Named Executive Officers:	Fiscal 2022 Annual Base Salary(1)	Fiscal 2021 Annual Base Salary(1)	Annual Base Salary Percentage Change
D. Deverl Maserang II	$680,000	$660,000	3.0%
Scott R. Drake	$450,000	$375,000	20.0%
Ruben E. Inofuentes	$350,000	$340,000	3.0%
Maurice S. J. Moragne	$355,000	$340,000	4.4%
Amber D. Jefferson	$320,000	N/A	N/A

(1)	Annual base salary as of the end of the applicable fiscal year.

Short-Term Cash Incentives for Fiscal 2022

Fiscal 2022 awards were designed to place a significant portion of each Named Executive Officer’s annual cash compensation “at risk” and were designed to align the near-term focus of our Named Executive Officers with our business goals for the relevant period. Due to the impact of COVID-19 on the predictability of our business, the Company’s 2022 short-term incentive plan focused on achieving a minimum performance threshold for Company-wide financial results.

For the fiscal 2022 Short-Term Cash Incentive Program, the Compensation Committee used adjusted EBITDA as the relevant performance metric and set a minimum threshold for achievement (described below) which, if achieved, the Compensation Committee believed would reflect a meaningful level of Company profitability and would be aligned with our strategic plan to deliver long-term value to our stockholders. Generating EBITDA is critically important during this unprecedented time in the company’s history which is why adjusted EBITDA was the primary performance metric for the fiscal 2022 annual cash incentive program and an important factor in the fiscal 2022 PBRSU awards.  The Company must remain in compliance with bank covenants, and as such, the Compensation Committee believes it is important to incentivize management to drive adjusted EBITDA in excess of what is required by the bank. However, this challenging time makes goal-setting difficult while ensuring that any payouts generated from EBITDA achievement are affordable and does not put the Company in a compromising cash situation.  For this reason, the Committee determined that any payouts above threshold adjusted EBITDA achievement levels would be discretionary. Notwithstanding the foregoing, the Compensation Committee determined that no Short-Term Incentive payments would be made to the extent that doing so would reduce the Company’s adjusted EBITDA below the minimum level required by the Company’s then-existing bank covenants.  The Committee will revisit this design for future years and expects to return to a more conventional program in future years when business conditions stabilize.

For this purpose, “adjusted EBITDA” was defined as net (loss) income excluding the impact of: (i) income taxes; (ii) interest expense; (iii) income from short-term investments; (iv) depreciation and amortization expense; (v) ESOP and share-based compensation expense; (vi) non-cash impairment losses; non-cash pension withdrawal expense; (viii) other similar non-cash expenses; (ix) restructuring and other transition expenses; (x) non-recurring stockholder-related expenses; (xi) acquisition costs (and related revenues only during the same fiscal year); (xii) capital issuance expenses; (xiii) out of period external legal expenses; (xiv) business segment disposition expenses (and exclusion of related gain on sales); (xv) net gain or loss on sale of assets other than M&A or business segment disposition; and (xvi) non-recurring and/or extraordinary expenses.

In fiscal 2022, our Named Executive Officers were eligible to earn annual cash incentive awards under the Short-Term Cash Incentive Program of 50% of the applicable Named Executive Officer’s target annual bonus for threshold performance. Any performance in excess of the threshold would be considered in determining the overall payout at the discretion of the Compensation Committee. Annual cash incentives are capped at a maximum payout opportunity of 200% of target.

As a result of achieving above the threshold level on adjusted EBITDA, the Compensation Committee determined that the plan should pay out at 80% of each executive’s target annual bonus, subject to adjustment for individual performance. In determining to pay the bonus at this level, the Compensation Committee considered management’s leadership of key initiatives within the company’s optimization strategy that were completed during the fiscal year, including the continued improvement in the Company’s financial performance despite unforeseen lingering impacts of the COVID-19 pandemic, supply chain bottlenecks and the significant increase in the cost of raw coffee. The Compensation Committee also considered the continued uncertainty presented by the COVID-19 pandemic, the inflationary environment, and the need for liquidity to execute the Company’s strategic initiatives in evaluating whether to payout in excess of target given the adjusted EBITDA performance. The Compensation Committee believes that it was important to reward executives for the completion of these key initiatives and to keep those executives motivated because the achievement of these milestones is essential to the Company’s plans to deliver long-term value to stockholders.

The following table shows such achievement compared to Company-wide performance threshold for fiscal 2022.

Metric	AEBITDA Target		Threshold Goal (80% of Target Performance)		Actual Achievement		Actual Achievement Compared to Target Performance	Payout for Fiscal 2022 Company-wide Performance
Adjusted EBITDA	$20.3	M	$17.9	M	$19.1	M	93.9%	85.0%

The following table shows such target achievement compared to actual earned short-term cash incentive for fiscal 2022.

Named Executive Officers:	Fiscal 2022 Target Short Term Cash Incentive	Fiscal 2022 Target Short Term Earned Cash Incentive

D. Deverl Maserang II	$680,000	$598,400
Scott R. Drake	$337,500	$297,000
Ruben E. Inofuentes	$210,000	$159,600
Maurice S. J. Moragne	$213,000	$170,400
Amber D. Jefferson	$192,000	$168,960

Long-Term Incentive Compensation

Awards

The fiscal 2022 long-term incentives were designed to be competitive with market and directly align our incentives with our long-term business priorities and compensation outcomes to Company performance. The Compensation Committee believes that the fiscal 2021 long-term incentive program facilitates strong pay for performance alignment in that the RSUs only appreciate in value to the extent that the stock price appreciates, and the PBRSUs only vest to the extent that the performance goals are achieved, placing the emphasis on stock price and stockholder alignment on internal company performance and business strategy. The Compensation Committee also believes that long-term incentives serve as a retention tool for key executives, which is particularly important in this competitive market for talent.

Our practice historically has been to grant annual normal-cycle long-term incentive awards generally in the second quarter of the fiscal year, with interim grants for new hires and promotions after the annual grant date being made on the first day of the calendar month following the hire or promotion, as applicable. Our grants have historically taken the form of 50% PBRSUs vesting over a three-year performance period and 50% in stock options. However, in an attempt to conserve our authorized shares under our equity plan, the Compensation Committee started utilizing RSUs instead of stock options.

Fiscal 2022 Awards

Restricted Stock Units

In fiscal 2022, the RSUs granted to our Named Executive Officers under the Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”) vest ratably over three years, with one-third of the total number of shares subject to each such RSUs vesting on each of the first three anniversaries of the grant date, contingent on continued employment.  The RSU grants made to Ms. Jefferson, however, cliff vest after three years and were made under the 2020 Inducement Plan.

Performance-Based Restricted Stock Units

In fiscal 2022, the PBRSUs granted to our Named Executive Officers under the 2017 Plan cliff vest at the end of the three-year performance period based upon achievement of adjusted EBITDA (as defined above for purposes of fiscal 2022 cash incentive) performance goals for the performance period July 1, 2021 through June 30, 2024. During this unprecedented period of uncertainty and challenging operating environment for Farmer Bros., generating EBITDA is critically important to our success, including our ability to meet financing covenants, create shareholder value and afford incentive compensation to attract and retain key talent in a highly competitive labor market.  As such, adjusted EBITDA is the featured performance metric for both our short- and long-term incentive plans.  The Compensation Committee continuously evaluates alternative incentive plan performance metrics and expects that the use of the same metric in both short- and long-term plans is only a temporary practice until the Company returns to a more stable operating environment and can return to a more diversified suite of metrics across short- and long-term incentives.  For the fiscal 2022 awards, adjusted EBITDA targets for each year of the performance period are set independently at the beginning of the year due to the rapidly changing realities of our business during the pandemic. This preserves the incentive of pay-for-performance by making the targets challenging but achievable based on the business environment for the applicable performance year.

Performance against adjusted EBITDA targets for each year will determine a payout factor for that year which can range from 0% to 130% of target. At the end of the 3-year performance period, the average payout factor for each of the three one-year adjusted EBITDA measurement periods will be calculated.  This three-year average payout factor for adjusted EBITDA performance is then subject to modification based on Farmer Bros. three-year TSR (the “three-year TSR modifier”) which is applied to the preliminary payout factor determined by the EBITDA target to determine a final payout factor between 0% and 150% of target for the full 3-year measurement period for PBRSUs.  No PBRSUs can be earned or paid prior to the conclusion of the full three-year measurement period when the final full three-year achievement is determined.

Our performance goals for adjusted EBITDA are based on business forecasts, our ability to recover from the COVID-19 pandemic and relevant expectations reflecting our strategic plans and aspirations to grow our business. The Compensation Committee has historically established aggressive, yet achievable performance goals intended to motivate the Company’s executive officers to achieve internal goals and results that will benefit the Company’s stockholders, while maintaining strong alignment between pay and performance. With the limited number of shares available for issuance under the 2017 Plan, this annual as opposed to three-year target setting preserves the incentive of equity awards. Actual achievement of the three-year performance goals for the PBRSU awards granted in fiscal 2022 will be reflected in our proxy statement that reports the payouts at the end of the three-year performance period.

For additional information regarding changes to our PBRSU grant practices for fiscal 2023, please see “Compensation Committee Response to Shareholder Feedback” above.

Employment and Change in Control Severance Agreements

The Company has entered into an employment agreement with our President and Chief Executive Officer, Deverl Maserang (“Employment Agreement”), as well as a Change in Control Severance Agreement with each of the Named Executive Officers. A detailed description of the severance benefits each Named Executive Officer is due to receive based on their Employment Agreement and/or Change in Control Severance Agreement is set forth below under the heading “Named Executive Officer Compensation-Potential Payments Upon Termination or Change in Control.”

These agreements were entered into, and continue in effect, to achieve the following objectives: (a) assure the Named Executive Officers’ full attention and dedication to the Company, free from distractions caused by personal uncertainties and risks related to a pending or threatened change in control; (b) assure the Named Executive Officers’ objectivity with respect to stockholders’ interests in a change in control scenario; (c) assure the fair treatment of the Named Executive Officer in case of involuntary termination following a change in control or in connection with a threatened change in control; and (d) attract and retain key talent during uncertain times. The agreements are structured so that payments and benefits are provided only if there is both a change in control or threatened change in control and a qualifying termination of employment (“double trigger”), either by us (other than for “Cause,” “Disability” or death), or by the Named Executive Officer in connection with a “Resignation for Good Reason” (as each is defined in the change in control severance agreements).

Retirement and Welfare Benefits

The Named Executive Officers receive the same welfare benefits as those received by our employees generally, including medical, dental, life, disability and accident insurance.

The Named Executive Officers are eligible on the same basis as our employees generally to participate in the Company’s 401(k). plan. The value of the Named Executive Officers’ 401(k) plan balances depends solely on the performance of investment alternatives selected by the applicable Named Executive Officer from among the alternatives offered to all participants. All investment options in the 401(k) plan are market-based, meaning there are no “above-market” or. guaranteed rates of return. In the beginning of the year ended June 30, 2021 (“fiscal 2020”), the Company offered a discretionary match of the employees’ annual contributions under the 401(k) plan equal to 50% of an employee’s annual contribution, up to 6% of the employee’s eligible income. As a result of the COVID-19 crisis and the corresponding impact on our business, the match was suspended effective April 1, 2020 and was reinstated effective with the July 9, 2021 paycheck for each eligible employee.

Today, the Company offers two different types of contributions: (1) a “non-elective” contribution that does not require the team member to contribute and is equal to 4% of eligible earnings; and (2) a company match of 100% of the first 3% of eligible earnings that eligible employees contribute.  The Company match is currently made in Company stock to help the Company manage its cash position as it emerges from the impacts of COVID-19. Through our shareholder outreach program, we learned that many of our shareholders are concerned about dilution.  So, effective January 1, 2023, we will eliminate the 4% non-elective contribution and change the Company match to 100% of the first 3% each eligible employee contributes plus 50% on the next 2% they contribute.  This model will allow the Company to take advantage of the “safe harbor” provisions of the regulations applicable to its 401(k) and remain competitive in a challenging labor market, while reducing the dilutive effects of the match.

Perquisites

We believe that offering certain limited perquisites facilitates the operation of our business, allows our Named Executive Officers to better focus their time, attention and capabilities on our business, and assists the Company in recruiting and retaining key executives. We also believe that the perquisites offered to our Named Executive Officers are generally consistent with practices among companies in our peer group.

It is the Company’s and the Compensation Committee’s intention to continually assess business needs and evolving practices to ensure that perquisite offerings are competitive and reasonable.

Compensation Policies and Practices

Stock Ownership Guidelines

The Board has adopted Stock Ownership Guidelines to further align the interests of the Company’s executive officers with the interests of the Company’s stockholders. Under the stock ownership guidelines, an executive officer is not permitted to sell any shares of Common Stock received as a result of grants under the Company’s long-term incentive plans unless the executive officer achieves and maintains the applicable threshold share ownership level set forth in the table below. Further, under the stock ownership guidelines, a non-employee director is expected to own and hold during his or her service as a Board member a number of shares of Common Stock with a value of at least four times his or her annual cash retainer for service on the Board, and is not permitted to sell any shares of Common Stock received as grants under the Company’s long-term incentive plans unless and until the non-employee director achieves and maintains this threshold share ownership level.

Shares of Common Stock that count toward satisfaction of these guidelines include: (i) shares of Common Stock owned outright by the executive officer or non-employee director and his or her immediate family members who share the same household, whether held individually or jointly; (ii) restricted stock or restricted stock units (whether or not the restrictions have lapsed); (iii) shares of Common Stock held in trust for the benefit of the executive officer or non-employee director or his or her family; and (iv) shares of Common Stock issuable under vested options held by the executive officer or non-employee director.

Position	Value of Shares Owned
Chief Executive Officer	3x base salary
Other Executive Officers	1x base salary
Non-Employee Directors	4x Annual Cash Retainer

Insider Trading Policy (Including Anti-Hedging and Anti-Pledging Policies)

Our insider trading policy prohibits all employees, officers, directors, consultants and other associates of the Company and certain of their family members from, among other things, purchasing or selling any type of security, whether the issuer of that security is the Company or any other company, while aware of material, non-public information relating to the issuer of the security or from providing such material, non-public information to any person who may trade while aware of such information. The insider trading policy also prohibits employees from engaging in short sales with respect to our securities, purchasing or pledging Company stock on margin and entering into derivative or similar transactions (i.e., puts, calls, options, forward contracts, collars, swaps or exchange agreements) with respect to our securities. We also have procedures that require trades by certain insiders, including our directors and executive officers, to be pre-cleared by appropriate Company personnel. Additionally, such insiders are generally prohibited from conducting transactions involving the purchase or sale of the Company’s securities from 12:01 a.m. New York City time on the fourteenth calendar day before the end of each of the Company’s four fiscal quarters (including fiscal year end) through 11:59 p.m. New York City time on the business day following the date of the public release containing the Company’s quarterly (including annual) results of operations.

Clawback Policy on Executive Compensation in Restatement Situations

In the event of a material restatement of the financial results of the Company, the Board, or the appropriate committee thereof, will review all bonuses and other incentive and equity compensation awarded to the Company’s executive officers on the basis of having met or exceeded performance targets for performance periods that occurred during the restatement period. If such bonuses and other incentive and equity compensation would have been lower had they been calculated based on such restated results, the Board, or the appropriate committee thereof, may, to the extent permitted by governing law and as appropriate under the circumstances, seek to recover for the benefit of the Company all or a portion of such bonuses and incentive and equity compensation awarded to executive officers whose fraud or misconduct caused or partially caused such restatement, as determined by the Board, or the appropriate committee thereof.

Accounting Standards

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 requires us to recognize an expense for the fair value of share-based compensation awards. Grants of stock options, restricted stock and PBRSUs under the Company’s long-term incentive plans are accounted for under FASB ASC Topic 718. The Compensation Committee considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our long-term incentive program. As accounting standards change, the Company may revise certain programs to appropriately align accounting expenses of our share-based compensation awards with our overall executive compensation philosophy and objectives.

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, earned by, or paid to each of our Named Executive Officers for all services rendered in all capacities to the Company and its subsidiaries in the last three fiscal years. For a complete understanding of the table, please read the footnotes and narrative disclosures that follow the table.

A	B	C	D	E	F	G	H	I
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

D. Deverl Maserang II (1)	2022	676,154	—	2,006,755	—	598,400	20,900	3,292,209
President and Chief Executive Officer	2021	615,574	—	1,899,995	—	660,000	11,114	3,186,683
	2020	487,385	—	499,990	999,997	—	13,200	2,000,572
Scott R. Drake (2)	2022	397,500	—	712,160	—	297,000	19,119	1,425,779
Chief Financial Officer	2021	349,758	—	344,989	—	281,250	14,226	990,223
	2020	80,769	—	—	199,999	—	—	280,768
Ruben E. Inofuentes (3)	2022	348,077	—	245,266	—	159,600	20,675	773,618
Chief Supply Chain Officer	2021	317,114	—	359,992	—	204,000	11,248	892,354
	2020	192,231	—	125,000	124,999	—	96,368	538,598
Maurice S. J. Moragne (4)	2022	352,115	—	267,567	—	170,400	20,606	810,688
Chief Sales Officer	2021	340,000	—	289,986	74,998	204,000	10,994	844,980
Amber D. Jefferson (5)	2022	221,538	—	249,996	—	168,960	10,359	650,853
Chief Human Resources Officer	—	—	—	—	—	—	—	—

(1)  Mr. Maserang joined as our President and Chief Executive Officer effective September 13, 2019.

(2)  Mr. Drake joined as our Chief Financial Officer effective March 23, 2020.

(3)  Mr. Inofuentes joined as our Chief Supply Chain Officer effective November 15, 2019.

(4)  Mr. Moragne joined as our Chief Sales Officer effective June 8, 2020.

(5)  Ms. Jefferson joined as our Chief Human Resources Officer effective October 11, 2021.

Salary (Column C)

The amounts reported in column C represent base salaries earned by each of the Named Executive Officers for the fiscal year indicated, prorated based on applicable start dates during the fiscal year or the dates of resignation or termination. The amounts shown include amounts contributed by the employee to the Company’s 401(k) plan and reflects the reduction in base salary from April 1, 2020 through March 15, 2021 as a result of the unprecedented impact of the COVID-19 pandemic on the food and beverage industry and our business, as described above.

Bonus (Column D)

This column reflects that no cash-based bonus payments outside of an incentive plan were made during the fiscal years set forth. All non-equity incentive plan compensation for services performed during the fiscal year by the Named Executive Officers under the 2017 Plan is shown in column G.

Stock Awards (Column E)

The amounts in column E for fiscal 2020 represent the aggregate grant date fair value of the PBRSU award received by each of Mr. Maserang and Mr. Inofuentes in connection with the commencement of their respective employment in fiscal 2020. The amounts in column E for fiscal 2021 include the aggregate grant date fair value of the annual PBRSU awards received by each of Messrs. Maserang, Drake, Inofuentes, and Moragne and the annual RSU awards received by each of Messrs. Maserang, Drake, Inofuentes and Moragne.  The amounts in column E for fiscal 2022 include the aggregate grant date fair value of the annual PBRSU awards received by each of Messrs. Maserang, Drake, Inofuentes, and Moragne and the annual RSU awards received by each of Messrs. Maserang, Drake, Inofuentes and Moragne and Ms. Jefferson.  A discussion of the assumptions used in calculating the amounts in this column may be found in Note 13 to our audited consolidated financial statements for the fiscal year ended June 30, 2022 included in our 2022 Form 10-K, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any forfeitures relating to service-based (time-based) vesting conditions.

For annual PBRSU awards in each of fiscal 2022, fiscal 2021 and fiscal 2020, we have reported the fair value of the award based upon the probable satisfaction of the performance conditions as of the grant date. The maximum aggregate grant date fair value that would have been received if the highest level of performance was achieved in fiscal 2020 would have been $999,981 for Mr. Maserang and $250,000 for Mr. Inofuentes. The maximum aggregate grant date fair value that would have been received if the highest level of performance was achieved in fiscal 2021 would have been $1,709,998 for Mr. Maserang, $155,246 for Mr. Drake, $161,998 for Mr. Inofuentes, and $96,744 for Mr. Moragne.  The maximum aggregate grant date fair value that would have been received if the highest level of performance was achieved in fiscal 2022 would have been $1,505,077 for Mr. Maserang, $187,297 for Mr. Drake, $147,166 for Mr. Inofuentes, and $160,540 for Mr. Moragne.  These amounts do not reflect the Company’s expense for accounting purposes for these awards, and do not represent the actual value that may be realized by the Named Executive Officers. For further information on these awards, see the Grants of Plan-Based Awards Table and Outstanding Equity Awards at Fiscal Year-End Table in this Amendment.

Option Awards (Column F)

The amounts reported in column F represent the aggregate grant date fair value of stock option awards computed in accordance with FASB ASC Topic 718. The stock option awards granted in fiscal 2020 reflects an award received by Messrs. Maserang, Inofuentes and Drake in connection with commencement of their respective employment. The stock option awards granted in fiscal 2021 reflects awards received by Mr. Moragne in connection with commencement of his employment. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 13 to our audited consolidated financial statements for the fiscal year ended June 30, 2022 included in our 2022 Form 10-K, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any risk of forfeiture relating to service-based (time-based) vesting conditions. For further information on these awards, see the Grants of Plan-Based Awards Table and Outstanding Equity Awards at Fiscal Year-End Table in this Amendment.

Non-Equity Incentive Plan Compensation (Column G)

The amounts reported in column G represent the aggregate dollar value of the annual incentives earned by the Named Executive Officers under the 2017 Plan for fiscal 2022 and 2021 under the short-term incentive plan for the relevant fiscal year. In accordance with SEC rules, the actual annual incentive amounts earned by the Named Executive Officers are reflected in the Summary Compensation Table in the fiscal year earned, even though these annual incentive amounts are paid in the subsequent fiscal year.

As a result of the Company’s failure to achieve threshold levels of performance in fiscal 2021, no payouts are reported for any of the Named Executive Officers during that period.

All Other Compensation (Column H)

The amounts reported in column H include the following:

All Other Compensation (1)

		Company Contributions to 401(k) Plan (2)($)	Relocation Expense ($)	Relocation Tax Gross-Up ($)

D. Deverl Maserang II	2022	20,900	—	—
	2021	11,114	—	—
	2020	13,200	—	—
Scott R. Drake	2022	19,119	—	—
	2021	14,226	—	—
	2020	—	—	—
Ruben E. Inofuentes	2022	20,675	—	—
	2021	11,248	—	—
	2020	7,637	70,550	18,181
Maurice S.J. Moragne	2022	20,606	—	—
	2021	10,994	—	—
Amber D. Jefferson	2022	10,359	—	—

(1)  Except as set forth in the table, the total value of all perquisites and other personal benefits received by each of our Named Executive Officers did not exceed $10,000 in fiscal 2022 and has been excluded from the table.

(2)  Represents the Company’s contribution under the 401(k) plan including the company matching contribution and the Qualified Non-elective Contribution (QNEC). Company contributions (and any earnings thereon) are 100% vested. The QNEC contributions are given in Company Common Stock.

Total Compensation (Column I)

The amounts reported in column I are the sum of columns C through H for each of the Named Executive Officers.

Fiscal 2022 Grants of Plan-Based Awards

The following table sets forth, for each of our Named Executive Officers, the plan-based awards granted to each of our Named Executive Officers during fiscal 2022.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)(3)	Target ($)(3)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
D. Deverl Maserang II	9/13/2021	−	−	−	−	−	−	112,612	−	−	1,003,373
	9/13/2021	−	−	−	0	112,613	202,703	−	−	−	1,003,382
Scott R. Drake	9/13/2021	−	−	−	−	−	−	21,021	−	−	187,297
	9/13/2021	−	−	−	0	14,014	25,255	−	−	−	124,865
	5/09/2022	−	−	−	−	−	−	73,529	−	−	399,998
Ruben E. Inofuentes	9/13/2021	−	−	−	−	−	−	16,516	−	−	147,158
	9/13/2021	−	−	−	0	11,011	19,820	−	−	−	98,108
Maurice S.J. Moragne	9/13/2021	−	−	−	−	−	−	18,018	−	−	160,540
	9/13/2021	−	−	−	0	12,012	21,622		−	−	107,027
Amber D. Jefferson		11/1/21	−	−	−	−	−	−	32,851	−	−

(1)     Represents PBRSU awards granted to our Named Executive Officers in fiscal 2022 which cliff vest based upon achievement of adjusted EBITDA performance goals and TSR for the performance period of July 1, 2021 through June 30, 2024. Each year, performance targets for adjusted EBITDA will be established, performance in each of those years will create a bank of shares between 0% to 130% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of the performance goals. At the end of the three-year performance period a TSR modifier is applied which can increase or decrease the cumulative number of shares earned based on adjusted EBITDA by as much as 15%. All shares, including banked shares will be forfeited if the executive voluntarily leaves the Company prior to the end of the performance period.

(2)     Reflects the grant date fair value of restricted stock and PBRSU awards computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 14 to our audited consolidated financial statements for the fiscal year ended June 30, 2022, included in our 2022 Form 10-K, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any risk of forfeiture relating to service-based (time-based) vesting conditions. The amount reported for PBRSU awards is based upon the probable satisfaction of the performance conditions as of the grant date.

(3)     Represents annual cash incentive opportunities under the Short-Term Cash Incentive Program based on the Company’s achievement of certain metrics, as determined by the Compensation Committee. Our Named Executive Officers received a cash payout at Target under the Short-Term Cash Incentive Program in fiscal 2022, based on the Compensation Committee’s discretion once threshold performance was achieved. Annual cash incentive awards earned by our Named Executive Officers for performance in respect of a fiscal year are paid during the subsequent fiscal year. Such earned awards are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards at June 30, 2022 granted to each of our Named Executive Officers.

		Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)

D. Deverl Maserang II	147,650	76,063	−	13.13	9/13/2026	−	−	−	−
	−	−	−	−	−	−	−	231,707	1,086,706
	−	−	−	−	−	−	−	112,613	528,155
	−	−	−	−	−	105,030	492,591	−	−
	−	−	−	−	−	112,612	528,150	−	−
Scott R. Drake	58,406	30,089		6.72	4/01/2027	−	−	−	−
	−	−	−	−	−	−	−	21,036	98,659
	−	−	−	−	−	−	−	14,014	65,726
	−	−	−	−	−	19,071	89,443
	−	−	−	−	−	13,341	62,569	−	−
	−	−	−	−	−	21,021	98,589	−	−
	−	−	−	−	−	73,529	344,851	−	−
Ruben E. Inofuentes	17,973	9,260		14.92	11/15/2026	−	−	−	−
	−	−	−	−	−	−	−	8,378	39,293
	−	−	−	−	−	−	−	21,951	102,950
	−	−	−	−	−	−	−	11,011	51,642
	−	−	−	−	−	19,900	93,331	−	−
	−	−	−	−	−	13,921	65,289	−	−
	−	−	−	−	−	16,516	77,460	−	−
Maurice S.J. Moragne	9,821	19,940		7.23	7/01/2027	−	−	−	−
	−	−	−	−	−	−	−	13,109	61,481
	−	−	−	−	−	−	−	12,012	56,336
	−	−	−	−	−	10,373	48,649	−	−
	−	−	−	−	−	11,855	55,741	−	−
	−	−	−	−	−	8,314	38,993	−	−
	−	−	−	−	−	18,018	84,504	−	−
Amber D. Jefferson	−	−	−	−	−	32,851	154,071	−	−

(1)     Stock options vest in equal ratable installments on each of the first three anniversaries of the date of grant, contingent on continued employment through the applicable vesting date, and subject to accelerated vesting in certain circumstances.

(2)     Restricted stock units vest in equal ratable installments on each of the first three anniversaries of the date of grant, contingent on continued employment through the applicable vesting date, and subject to accelerated vesting in certain circumstances.

(3)     The market value was calculated by multiplying the closing price of our Common Stock on June 30, 2022 ($4.69) by the number of shares of Common Stock underlying the unvested restricted stock or PBRSUs.

(4)     PBRSU awards cliff vest following the expiration of the three-year performance period upon the certification by the Compensation Committee of the Company’s achievement of performance goals for the three-year performance, subject to certain continued employment conditions and subject to the acceleration provisions of the 2017 Plan and restricted stock unit award agreement. At the end of the three-year performance period, the number of PBRSUs that actually vest will be 0% to 200% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those performance goals measured over the full three-year performance period, with payouts for performance between threshold and target, and between target and maximum determined by reference to a matrix established by the Compensation Committee. The target number of PBRSUs is presented in the table.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised options nor did any of their stock awards vest during fiscal year ended June 30, 2022.

Pension Benefits

None of our Named Executive Officers are entitled to payments or other benefits at, following, or in connection with retirement.

Change in Control and Termination Arrangements

Change in Control Agreements

The Company has entered into change in control severance agreement (“Severance Agreement”) with each of the Named Executive Officers. The Severance Agreements provide certain severance benefits in the event of a termination of employment in connection with a Change in Control (as defined below).

Under each of the Severance Agreements, a “Change in Control” generally will be deemed to have occurred at any of the following times: (i) upon the acquisition by any person, entity or group of beneficial ownership of 50% or more of either the then outstanding Common Stock or the combined voting power of the Company’s then outstanding securities entitled to vote generally in the election of directors; (ii) at the time individuals who were members of the Board at the effective time of the Severance Agreement (or whose election, or nomination for election, was approved by a vote of at least a majority of the members of the Board at the effective time of the Severance Agreement, but excluding any such individual whose initial election or assumption of office occurs as a result of either an actual or threatened election contest) (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; or (iii) the approval of the stockholders of the Company of a reorganization, merger, consolidation, complete liquidation, or dissolution of the Company, the sale or disposition of all or substantially all of the assets of the Company or any similar corporate transaction (other than any transaction with respect to which persons who were the stockholders of the Company immediately prior to such transaction continue to hold shares of Common Stock representing at least 50% of the outstanding Common Stock of the Company or such surviving entity or parent or affiliate thereof immediately after such transaction). Further, a “Threatened Change in Control” generally will be deemed to have occurred upon the first day that any bona fide pending tender offer for any class of the Company’s outstanding shares of Common Stock, any pending bona fide offer to acquire the Company by merger or consolidation, or any other pending action or plan to effect, or which would lead to, a Change in Control, as determined by the Incumbent Board, becomes manifest, and will continue in effect when such action is abandoned or a Change in Control occurs.

In the event of a Named Executive Officer’s termination of employment other than for “Cause” or due to death or “Disability”, or in the event of a Named Executive Officer’s “Resignation for Good Reason” (each, as defined in the Severance Agreements), in each case, in connection with a Change in Control or Threatened Change in Control, each of the Named Executive Officers will be entitled to the payments and benefits shown in the tables below.

Each Severance Agreement provides that while the relevant Named Executive Officer is receiving compensation and benefits thereunder, that Named Executive Officer will not in any manner attempt to induce or assist others to attempt to induce any officer, employee, customer or client of the Company to terminate its association with the Company, nor do anything directly or indirectly to interfere with the relationship between the Company and any such persons or concerns. In the event such Named Executive Officer breaches this provision, all compensation and benefits under the Severance Agreement will immediately cease.

Employment Agreements

Under Mr. Maserang’s Employment Agreement, he is eligible for severance payments in the event of termination without Cause or for resignation with Good Reason (each, as defined in Mr. Maserang’s Employment Agreement) that are not in conjunction with a Change in Control. In the aforementioned events, he would receive the following severance payments:

•	the sum of his base salary and target annual bonus payable over twelve months,

•	partially Company-paid COBRA coverage under the Company’s health plan for a period of 12 months

•	a pro rata bonus, if earned for the year of termination and

•	if such termination occurs after the end of the fiscal year but before any bonus for the fiscal year is paid, then the payment of any such earned bonus.

The potential amount of these payments are reflected in the table below.

Potential Payments Upon Termination or Change in Control

The following tables describe potential payments and benefits upon termination (including resignation, severance, retirement or a constructive termination) or a change in control to which the Named Executive Officers would be entitled. The actual amount of payments and benefits can only be determined at the time of such a termination or change in control and therefore the actual amounts may vary from the estimated amounts in the tables below. Descriptions of how such payments and benefits are determined under the circumstances, material conditions and obligations applicable to the receipt of payments or benefits and other material factors regarding such agreements, as well as other material assumptions that we have made in calculating the estimated compensation, follow these tables.

The estimated amount of compensation payable to each Named Executive Officer in each situation is listed in the tables below and, with respect to each Named Executive Officer, assumes that the termination and/or change in control of the Company occurred on June 30, 2022.

D. Deverl Maserang II	Change in Control and Involuntarily Terminated or Resignation for Good Reason Within 24 Months of Change in Control	Threatened Change in Control and Involuntarily Terminated or Resignation for Good Reason	Termination Without Cause or Resignation With Good Reason

Base Salary Continuation	1,360,000	1,360,000	680,000
Annual Incentive Payments	680,000	680,000	680,000
Value of Accelerated Stock Options		0	0
Value of Accelerated Restricted Stock	1,020,741	1,020,741	1,020,741
Value of Accelerated PBRSUs	1,614,861	1,614,861	1,614,861
Health and Dental Insurance	34,014	34,014	17,007
Outplacement Services	25,000	25,000	25,000
Total Pre-Tax Benefit	2,099,014	2,099,014	4,037,609

Scott R. Drake

Base Salary Continuation	900,000	900,000	0
Annual Incentive Payments	337,500	337,500	0
Value of Accelerated Stock Options	0	0	0
Value of Accelerated Restricted Stock	595,452	595,452	0
Value of Accelerated PBRSUs	164,385	164,385	0
Health and Dental Insurance	34,014	34,014	0
Outplacement Services	25,000	25,000	0
Total Pre-Tax Benefit	1,312,966	1,312,966	0

Ruben E. Inofuentes

Base Salary Continuation	700,000	700,000	0
Annual Incentive Payments	210,000	210,000	0
Value of Accelerated Stock Options	0	0	0
Value of Accelerated Restricted Stock	236,080	236,080	0
Value of Accelerated PBRSUs	193,885	193,885	0
Health and Dental Insurance	49,972	49,972	0
Outplacement Services	25,000	25,000	0
Total Pre-Tax Benefit	984,972	984,972	0

Maurice S.J. Moragne

Base Salary Continuation	710,000	710,000	0
Annual Incentive Payments	213,000	213,000	0
Value of Accelerated Stock Options	0	0	0
Value of Accelerated Restricted Stock	227,887	227,887	0
Value of Accelerated PBRSUs	117,817	117,817	0
Health and Dental Insurance	34,486	34,486	0
Outplacement Services	25,000	25,000	0
Total Pre-Tax Benefit	984,486	984,486	0

Amber D. Jefferson

Base Salary Continuation	640,000	640,000	0
Annual Incentive Payments	192,000	192,000	0
Value of Accelerated Stock Options	0	0	0
Value of Accelerated Restricted Stock	154,071	154,071	0
Value of Accelerated PBRSUs	0	0	0
Health and Dental Insurance	17,332	17,332	0
Outplacement Services	25,000	25,000	0
Total Pre-Tax Benefit	874,332	874,332	0

Base Salary Continuation

Severance Agreements

Under each Severance Agreement, if (i) a Change in Control occurs and a Named Executive Officer’s employment is terminated within the two years following the occurrence of the Change in Control by the Company other than for Cause, Disability or death, or is terminated due to the Named Executive Officer’s Resignation for Good Reason, or (ii) a Threatened Change in Control occurs and the executive officer’s employment is terminated during the “Threatened Change in Control Period” (as defined in the Severance Agreement) by the Company other than for Cause, Disability or death, or is terminated due to the Named Executive Officer’s Resignation for Good Reason (each, a “Change in Control Qualifying Termination”), such Named Executive Officer will be entitled to base salary continuation for a period of 12-month or 24-months depending upon the terms of their individual agreement, with such payment to be made in installments in accordance with the Company’s standard payroll practices over such period.

Bonus and Annual Incentive Payments

Severance Agreements

Under each Severance Agreement, if a Change in Control Qualifying Termination occurs, the Named Executive Officer will receive a lump sum payment equal to 100% of the executive officer’s target annual cash bonus for the fiscal year in which the date of termination occurs (or, if no target annual cash bonus has been assigned as of the date of termination, the average annual cash bonus paid to such Named Executive Officer for the last three completed fiscal years or for the number of completed fiscal years such person has been in the employ of the Company if fewer than three).

Value of Accelerated Vesting of Stock Options and Restricted Stock

Under the terms of the Named Executive Officers’ outstanding awards, in the event of death or “Disability” (as defined in the applicable plan):

•	100% of any unvested stock options will vest;

•	a pro rata portion of any unvested restricted stock will vest; and

•
outstanding PBRSU awards will remain outstanding and the participant will be eligible to earn a pro-rata portion of the number of PBRSU awards that would have been earned based on actual performance through the end of the performance period (amounts shown in the tables above assume 100% of the target PBRSU awards were earned at the end of the performance period).

Under the applicable award agreement, if a Change in Control (as defined in the applicable plan) occurs and a participant’s awards are not continued, converted, assumed or replaced by the Company or a parent or subsidiary of the Company, or a Successor Entity (as defined in the applicable plan), such awards will become fully exercisable and/or payable, and all forfeiture, repurchase and other restrictions on such awards will lapse immediately prior to such Change in Control. In the case of PBRSU awards, the vested shares will be a prorated number of the target PBRSU awards. The amounts in the tables above assume all awards were continued, converted, assumed, or replaced in connection with a Change in Control.

If there is a Change in Control and the Named Executive Officer’s employment is terminated by the Company without Cause or by the participant for Good Reason, in either case, within twenty-four months following the Change in Control:

•	100% of any unvested stock options will vest;

•	100% of any unvested restricted stock or restricted stock units will vest; and

•	the target number of PBRSU awards will be deemed to have immediately vested as of the date of termination of service.

The value of accelerated awards shown in the tables above was calculated using the closing price of our Common Stock on June 30, 2022 ($4.69). The value of accelerated stock options is based on the difference between the exercise price and such closing price for all accelerated stock options that were in-the-money as of such date.

Under the applicable plan, the Plan Administrator also has discretionary authority regarding accelerated vesting of awards in certain circumstances. The amounts in the tables above assume such discretionary authority was not exercised.

Health and Dental Insurance

Severance Agreements

Under each Severance Agreement, if a Change in Control Qualifying Termination occurs, the health, dental, and life insurance benefits coverage provided to the Named Executive Officer at his or her date of termination will be continued by the Company during the 12-month or 24-month period following the Named Executive Officer’s date of termination, based on the terms of their individual agreement unless he or she commences employment prior to the end of the relevant period and qualifies for substantially equivalent insurance benefits with his or her new employer, in which case such insurance coverage will end on the date of qualification. The Company will generally provide for such insurance coverage at its expense at the same level and in the same manner as in effect at the applicable date of termination. Any additional coverage the Named Executive Officer had at the time of termination, including dependent coverage, will also be continued for such period on the same terms, to the extent permitted by the applicable policies or contracts. If the terms of any benefit plan do not permit such continued coverage, the Company will arrange for other coverage at its expense providing substantially similar benefits. Estimated payments shown in the tables above represent the current net annual cost to the Company of the Named Executive Officer’s participation in the Company’s health and/or dental insurance program offered to all non-union employees.

Company Benefit Plans

The tables and discussion above do not reflect the value of accrued and unused paid days off, disability benefits under the Company’s group health plan, the value of retiree medical, vision and dental insurance benefits, and group life insurance, if any, that would be paid and/or provided to each Named Executive Officer following termination of employment, because, in each case, these benefits are generally available to all regular Company employees similarly situated in age, years of service and date of hire and do not discriminate in favor of the Named Executive Officers.

Outplacement Services

Under each of the 12-month or 24-month Severance Agreements, if a Change in Control Qualifying Termination occurs, the Company will provide the Named Executive Officer with outplacement services at the expense of the Company, in an amount of $15,000 or $25,000, respectively.

CEO to Median Employee Pay Ratio

In accordance with applicable SEC rules, we are providing the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees, excluding our CEO. For fiscal 2022, as calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, the annual total compensation of our CEO was $3,292,209 as disclosed in the “Summary Compensation Table”, the median of the annual total compensation of our employees other than the CEO was $44,452, and the ratio of our CEO’s annual total compensation to the median of the annual total compensation of our other employees was 74 to 1.

We believe the ratio presented above is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. We determined our median employee based on total direct compensation paid to all of our employees (consisting of approximately 1,068 individuals active as of June 30, 2022) for the fiscal year ended June 30, 2022. Total direct compensation was calculated using internal human resources records and included base salary (wages earned based on our payroll records), cash incentive awards earned for the period, and the annual grant date fair value of long-term incentive awards during fiscal 2022.

Because the SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director Compensation

Non-Employee Director Compensation

The compensation program for our non-employee directors is intended to fairly compensate our non-employee directors for the time and effort required of a director given the size and complexity of the Company’s operations. Portions of the compensation program utilize our stock in order to further align the interests of the directors with all other stockholders of the Company and to motivate the directors to focus on the long-term financial interest of the Company. Directors who are Company employees are not paid any additional fees for serving on the Board or for attending Board meetings.

The Company’s non-employee director compensation program is as follows:

Form of Non-Employee Director Compensation	Director Compensation Program
Annual Board Cash Retainer	$60,000
Committee Chair Cash Retainer	$10,000 for Nominating and Corporate Governance Committee and Technology Committee $15,000 for Compensation Committee $20,000 for Audit Committee
Non-Chair Committee Cash Retainer	$7,500 for Compensation Committee and Nominating and Corporate Governance Committee $10,000 for Audit Committee
Chairman of the Board Cash Retainer	$50,000, with no additional fees for committee service
Meeting Fees	$2,000, only paid for Board or committee meetings in excess of seven in a fiscal year
Annual Equity Award Value	$95,000
Expense Reimbursement
Payment or reimbursement of reasonable travel expenses from outside the greater Dallas-Fort Worth area, in accordance with Company policy, incurred in connection with attendance at Board and committee meetings, as well as payment or reimbursement of amounts incurred in connection with director continuing education

Other	Ad hoc committee fees are determined from time to time by the Board, as needed.

The annual grant of restricted stock is generally made on the date on which the Company holds its annual meeting of stockholders or such other date as the Board may determine, in each case, subject to any blackout period under the Company’s insider trading policy. In fiscal 2022, the annual grant of restricted stock was made on December 15, 2021. Each non-employee director received a grant of 14,683 shares of restricted stock based on the $6.47 closing price per share of our Common Stock on December 15, 2021 (for an aggregate amount of $94,999.01), with the exception of Mr. Zaman. Mr. Zaman received a grant of 17,613 shares of restricted stock based on the $6.47 closing price per share of our Common Stock on December 15, 2021 (for an aggregate amount of $113,956.11). Mr. Zaman received a larger grant because he joined the Board on September 1, 2021 but did not receive an equity grant for his approximately 3.5 months of service prior to December 15, 2021. Such grants cliff vest on the one-year anniversary of the grant date, subject to continued service to the Company through the vesting date and the acceleration provisions of the 2017 Plan and the restricted stock award agreement.

Stock Ownership Guidelines

Under the Company’s stock ownership guidelines, a non-employee director is expected to own and hold during his or her service as a Board member a number of shares of Common Stock with a value of at least four times their annual retainer, and is not permitted to sell any shares of Common Stock received as grants under the Company’s long-term incentive plans unless and until the non-employee director achieves and maintains this threshold share ownership level.

Shares of Common Stock that count toward satisfaction of these guidelines include (to the extent applicable): (i) shares of Common Stock owned outright by the non-employee director and his or her immediate family members who share the same household, whether held individually or jointly; restricted stock or restricted stock units (whether or not the restrictions have lapsed); (iii) shares of Common Stock held in trust for the benefit of the non-employee director or his or her family; and (iv) shares of Common Stock issuable under vested options held by the non-employee director.

Director Compensation Table

The following table sets forth non-employee director compensation for fiscal 2022:

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Allison M. Boersma	85,000	95,000	180,000
Stacy Loretz-Congdon	80,000	95,000	175,000
Charles F. Marcy	80,000	95,000	175,000
Christopher P. Mottern	110,000	95,000	205,000
Alfred Poe	83,750	95,000	178,750
John D. Robinson	46,042	95,000	141,042
Waheed Zaman	63,333	113,956	177,289

(1)  Represents the full grant date fair value of restricted stock granted to each non-employee director in fiscal 2022, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 16 to our audited consolidated financial statements for the fiscal year ended June 30, 2022, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any risk of forfeiture relating to service-based (time-based) vesting conditions.

Director Indemnification

Under the Company’s Certificate of Incorporation and By-Laws, the current and former directors are entitled to indemnification and advancement of expenses from the Company to the fullest extent permitted by Delaware corporate law. The Board of Directors has approved a form of Indemnification Agreement (“Indemnification Agreement”) to be entered into between the Company and its directors and officers. The Company’s Board of Directors may from time to time authorize the Company to enter into additional indemnification agreements with future directors and officers of the Company.

The Indemnification Agreements provide, among other things, that the Company will, to the extent permitted by applicable law, indemnify and hold harmless each indemnitee if, by reason of his or her corporate status as a director, officer, trustee, general partner, managing member, fiduciary, employee or agent of the Company or of any other enterprise which such person is or was serving at the request of the Company, such indemnitee was, is or is threatened to be made, a party to or a participant (as a witness or otherwise) in any threatened, pending or completed proceeding, whether formal or informal, whether brought in the right of the Company or otherwise and whether of a civil, criminal, administrative or investigative nature, against all expenses, judgments, fines, penalties and amounts paid in settlement actually and reasonably incurred by him or her or on his or her behalf in connection with such proceeding. In addition, the Indemnification Agreements provide for the payment, advancement or reimbursement of expenses incurred by the indemnitee in connection with any such proceeding to the fullest extent permitted by applicable law. The Indemnification Agreements also provide that, in the event of a Potential Change in Control (as defined in the Indemnification Agreements), the Company will, upon request by the indemnitee, create a trust for the benefit of the indemnitee and fund such trust in an amount sufficient to satisfy expenses reasonably anticipated to be incurred in connection with investigating, preparing for, participating in or defending any proceedings, and any judgments, fines, penalties and amounts paid in settlement in connection with any proceedings. The Indemnification Agreements do not exclude any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled, including any rights arising under the Certificate of Incorporation or By-Laws of the Company, or the General Corporation Law of the State of Delaware. The Company is also obligated to maintain directors’ and officers’ liability insurance coverage, including tail coverage under certain circumstances.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment and incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Compensation Committee
of the Board of Directors

Charles F. Marcy, Chair
Alfred Poe
John D. Robinson

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of June 30, 2022 with respect to the shares of Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of June 30, 2022. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options, warrants and rights.

Plan Category	Number of Shares to be Issued Upon Exercise / Vesting of Outstanding Options or Rights(2)	Weighted Average Exercise Price of Outstanding Options(3)	Number of Shares Remaining Available for Future Issuance(4)

Equity compensation plans approved by stockholders(1)	641,205	$14.36	1,581,299
Equity compensation plans not approved by stockholders (5)	118.256	$6.85	99,537
Total	759,461		1,680,836

(1) Includes shares issued under the Amended and Restated 2007 Long-Term Incentive Plan, and its predecessor plan, the Farmer Bros. Co. 2007 Omnibus Incentive Plan (together, the “Prior Plans”) and the 2017 Plan. The 2017 Plan succeeded the Prior Plans. On the Effective Date of the 2017 Plan, the Company ceased granting awards under the Prior Plans; however, awards outstanding under the Prior Plans will remain subject to the terms of the applicable Prior Plan.

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

(4) The 2017 Plan authorizes the issuance of (i) 3,550,000 shares of Common Stock plus (ii) the number of shares of Common Stock subject to awards under the Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of Common Stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. Shares of Common Stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 3,550,000 shares of Common Stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan. The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan. If the Plan Amendment is adopted, the Company’s consultants would also be eligible to receive awards under the 2017 Plan.

(5) Consists of grants made under the Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “Inducement Award Plan”), which in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules (“Rule 5635(c)(4)”) permits grants of up to 300,000 shares of Common Stock to newly hired employees who have not previously been a member of the Board, or to an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. Subject to certain limitations, shares of Common Stock covered by awards granted under the Inducement Award Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the Amended and Restated 2017 Plan. The Inducement Award Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s voting securities as of October 1, 2022 by (i) each of our current directors, (ii) each of our executive officers required to be listed pursuant to Item 402 of Regulation S-K, (iii) all of our current directors and executive officers as a group, and (iv) each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent (5%) of our outstanding Common Stock, based on 19,279,970 shares of Common Stock outstanding as of October 1, 2022.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are not deemed to be outstanding for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the individuals or entities listed below has, to our knowledge, sole voting and investment power with respect to the shares of Common Stock. Unless otherwise indicated below, the address for each natural person listed below is c/o Farmer Bros. Co., 1912 Farmer Brothers Drive, Northlake, Texas 76262.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Non-Employee Directors:
Allison M. Boersma(2)	45,913	*
Stacy Loretz-Congdon(2)	45,641	*
Charles F. Marcy(3)	58,283	*
Christopher P. Mottern(4)	103,379	*
Alfred Poe(2)	33,764	*
John Robinson(2)	14,683	*
Waheed Zaman(5)	17,613	*
Named Executive Officers:
D. Deverl Maserang II(6)	282,715	1.5%
Scott R. Drake(7)	156,210	*
Ruben E. Inofuentes(8)	88,225	*
Maurice S.J. Moragne(9)	58,544	*
Amber D. Jefferson(10)	2,345	*
All directors and executive officers as a group (13 individuals)(11)	939,401	4.9%
Greater than 5% Stockholders:
Mario J. Gabelli, GAMCO Investors, Inc. and Affiliated Parties(12)	1,523,457	7.9%
Kennedy Capital Management, Inc.(13)	1,030,211	5.3%
James C. Pappas, Aron R. English, Bradley L. Radoff and Affiliated Parties(14)	3,285,073	17.0%
Farmer Bros. Co. 401(k) Plan(15)	1,921,751	10.0%

* Less than 1%

(1)    Percent of class is calculated based on 19,279,970 outstanding shares of Common Stock, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act, as of October 1, 2022 and may differ from the percent of class reported in statements of beneficial ownership filed with the SEC.

(2)    Includes 14,683 unvested shares of restricted stock which will vest in December 2022.

(3)   Includes 14,683 unvested shares of restricted stock which will vest in December 2022, 2,000 shares held in a SEP IRA and 5,000 shares held in a revocable trust.

(4)    Includes 14,683 unvested shares of restricted stock which will vest in December 2022 and 20,000 shares held by the Mottern Family Trust.

(5)    Includes 17,613 unvested shares of restricted stock which will vest in December 2022

(6)    Includes 223,713 shares of Common Stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days and 6,099 shares of Common Stock beneficially owned by Mr. Maserang through the Company’s 401(k) Plan, rounded to the nearest whole share.

(7)    Includes 58,406 shares of Common Stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days and 5,870 shares of Common Stock beneficially owned by Mr. Drake through the Company’s 401(k) Plan, rounded to the nearest whole share.

(8)    Includes 9,260 shares of Common Stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days and 4,416 shares of Common Stock beneficially owned by Mr. Inofuentes through the 401(k) Plan, rounded to the nearest whole share.

(9)    Includes 19,642 shares of Common Stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days and 5,110 shares of Common Stock beneficially owned by Mr. Moragne through the 401(k) Plan, rounded to the nearest whole share.

(10)   Includes 2,345 shares of Common Stock beneficially owned by Ms. Jefferson through the 401(k) Plan, rounded to the nearest whole share.

(11)  Includes 328,994 shares of Common Stock issuable upon exercise of options which will become exercisable within 60 days and 23,840 shares of Common Stock beneficially owned through the 401(k) Plan, rounded to the nearest whole share.

(12)  Based solely on an amendment to Schedule 13D filed March 31, 2022, according to which (i) Mario J. Gabelli may be deemed to beneficially own 1,523,457 of these shares, (ii) Gabelli Funds, LLC may be deemed to beneficially own 297,167 of these shares, (iii) GAMCO Asset Management, Inc. may be deemed to beneficially own 767,000 of these shares, (iv) Teton Advisors, Inc. may be deemed to beneficially own 459,000 of these shares, (v) and GAMCO Investors, Inc. may be deemed to beneficially own 290 of these shares. The principal address of each of the aforementioned parties is One Corporate Center, Rye, New York 10580.

(13)   Based solely on a Schedule 13G filed on February 14, 2022. The principal address of Kennedy Capital Management, Inc. is 10829 Olive Blvd., St. Louis, Missouri 63141.

(14)  Based solely on (1) a Schedule 13D filed October 7, 2022, according to which (i) Aron R. English may be deemed to beneficially own 1,964,536 of these shares, (ii) 22NW Fund, LP, 22NW, LP, 22NW Fund GP, LLC, and 22NW GP, Inc. may each be deemed to beneficially own 1,955,526 of these shares, (iii) Cory J. Mitchell may be deemed to beneficially own 1,300 of these shares, (iv) Bryson O. Hirai-Hadley may be deemed to beneficially own 1,261 of these shares, and (v) Ryan W. Broderick may be deemed to beneficially own 150 of these shares, and (2) an amendment to Schedule 13D filed on October 3, 2022, according to which (i) James C. Pappas and JCP Investment Management, LLC may each be deemed to beneficially own 992,826 of these shares, (ii) JCP Investment Partnership, LP, JCP Investment Partners, LP and JCP Investment Holdings, LLC may each be deemed to beneficially own 671,955 of these shares, (iii) Bradley L. Radoff may be deemed to beneficially own 275,000 of these shares, and (iv) The Radoff Family Foundation may be deemed to beneficially own 75,000 of these shares. The principal address of each of Aron R. English, 22NW Fund, LP, 22NW, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Cory J. Mitchell, Bryson O. Hirai-Hadley, and Ryan W. Broderick is 1455 NW Leary Way, Suite 400, Seattle, Washington 98107. The principal address of James C. Pappas, JCP Investment Management, LLC, JCP Investment Partnership, LP, JCP Investment Partners, LP, and JCP Investment Holdings, LLC is 1177 West Loop South, Suite 1320, Houston, Texas 77027. The principal address of Bradley L. Radoff and The Radoff Family Foundation is 2727 Kirby Drive, Unit 29L, Houston, Texas 77098.

(15)  This information is based on the Company’s records and includes 1,921,751 shares of Common Stock that are held in the 401(k) Plan and allocated to a participant’s account (“allocated shares”) as of October 1, 2022, and includes the 23,840 shares of Common Stock beneficially owned by the executive officers described above. The 401(k) Trustee votes allocated shares as directed by such participant or beneficiary of the 401(k). The present member of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans (the “Management Administrative Committee”), which administers the 401(k) Plan, is Ms. Jefferson. Each member of the Management Administrative Committee disclaims beneficial ownership of the securities held by the 401(k) Plan except for those, if any, that have been allocated to the member as a participant in the 401(k) Plan. The principal address of the 401(k) Plan is c/o Farmer Bros. Co., 1912 Farmer Brothers Drive, Northlake, Texas 76262.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Person Transactions

Under the Company’s written Policies and Procedures for the Review, Approval or Ratification of Related Person Transactions, a related person transaction may be consummated or may continue only if the Audit Committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy applies to: (i) any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director, nominee for director or executive officer of the Company; (ii) any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; and (iii) any immediate family member, as defined in the policy, of, or sharing a household with, any of the foregoing persons. For purposes of the policy, a related person transaction includes, but is not limited to, any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, specifically including indebtedness and guarantees of indebtedness and transactions involving employment, consulting or similar arrangements, between the Company and any of the foregoing persons since the beginning of the Company’s last fiscal year, or any currently proposed transaction in which the Company was or is to be a participant or a party, in which the amount involved exceeds $120,000, and in which any of the foregoing persons had or will have a direct or indirect material interest.

The Company will maintain a related person master list to assist in identifying related person transactions, which will be distributed by the Company’s General Counsel to the Company’s executive officers; the function or department managers responsible for purchasing goods or services for the Company and its subsidiaries; the director of accounts payable and the director of accounts receivable for the Company and its subsidiaries; and any other persons whom the Audit Committee, the Chief Compliance Officer or the General Counsel may designate.

Upon referral by the Chief Compliance Officer, General Counsel or Secretary of the Company, any proposed related person transaction will be reviewed by the Audit Committee for approval or disapproval based on the following:

•
The materiality of the related person’s interest, including the relationship of the related person to the Company, the nature and importance of the interest to the related person, the amount involved in the transaction, whether the transaction has the potential to present a conflict of interest, whether there are business reasons for the Company to enter the transaction, and whether the transaction would impair the independence of any independent director;

•	Whether the terms of the transaction, in the aggregate, are comparable to those that would have been reached by unrelated parties in an arm’s length transaction;

•
The availability of alternative transactions, including whether there is another person or entity that could accomplish the same purposes as the transaction and, if alternative transactions are available, there must be a clear and articulable reason for the transaction with the related person;

•
Whether the transaction is proposed to be undertaken in the ordinary course of the Company’s business, on the same terms that the Company offers generally in transactions with persons who are not related persons; and

•	Such additional factors as the Audit Committee determines relevant.

Following review, the Audit Committee will approve or ratify in writing any related person transaction determined by the Audit Committee to be in, or not inconsistent with, the best interests of the Company and its stockholders.

The Audit Committee may impose conditions or guidelines on any related person transaction, including, but not limited to: (i) conditions relating to on-going reporting to the Audit Committee and other internal reporting; (ii) limitations on the amount involved in the transaction; (iii) limitations on the duration of the transaction or the Audit Committee’s approval of the transaction; and (iv) other conditions for the protection of the Company and to avoid conferring an improper benefit, or creating the appearance of a conflict of interest. Any member of the Audit Committee who has or whose immediate family member has an interest in the transaction under discussion will abstain from voting on the approval of the related person transaction, but may, if so requested by the Chair of the Audit Committee, participate in some or all of the Audit Committee’s discussions of the related person transaction.

The Audit Committee will direct the Company’s executive officers to disclose all related person transactions approved by the Audit Committee to the extent required under applicable accounting rules, Federal securities laws, SEC rules and regulations, and Nasdaq rules.

Related Person Transactions

The Company did not have any related person transactions in fiscal 2022.

Director Independence

At least annually and in connection with any individuals being nominated to serve on the Board, the Board reviews the independence of each director or nominee, including pursuant to Rule 5605 of the Nasdaq Stock Market, Inc. Marketplace Rules (“Nasdaq Listing Rules”), and affirmatively determines whether each director or nominee qualifies as independent.

The Board believes that stockholder interests are best served by having a number of objective, independent representatives on the Board. For this purpose, a director or nominee will be considered to be “independent” only if the Board affirmatively determines that the director or nominee has no relationship with respect to the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, pursuant to Rule 5605 of the Nasdaq Listing Rules, our Board must determine that an independent director has no material relationship with us other than as a director. The standards specify the criteria by which the independence of our directors will be determined, including strict guidelines for directors and their immediate families with respect to past employment or affiliation with us or our independent registered public accounting firm. The standards also prohibit Audit Committee members from having any direct or indirect financial relationship with us and restrict both commercial and not-for-profit relationships between us and each director. We may not give personal loans or extensions of credit to our directors, and all directors are required to deal at arm’s length with us and our subsidiaries, and to disclose any circumstance that might be perceived as a conflict of interest.

In making its independence determinations, the Board reviewed transactions, relationships, behavior and arrangements between each director and nominee, or any member of his or her immediate family, and us or our subsidiaries based on information provided by the director or nominee, our records and publicly available information. The Board made the following independence determinations (the transactions, relationships and arrangements reviewed by the Board in making such determinations are set forth in the footnotes below):

Director	Status
Allison M. Boersma	Independent
Stacy Loretz-Congdon	Independent (1)
Charles F. Marcy	Independent
D. Deverl Maserang	Not Independent (2)
Christopher P. Mottern	Independent
Alfred Poe	Independent
John D. Robinson	Independent
Waheed Zaman	Independent

(1)    CoreMark Holding Company, Inc. (“Core-Mark”) was a customer of the Company in fiscal 2022 and continues to be a customer of the Company in fiscal 2023. Ms. Loretz-Congdon retired from Core-Mark at the end of 2016 after 26 years of service, including as Senior Vice President, Chief Financial Officer and Assistant Secretary from December 2006 to May 2016 and Executive Advisor from May 2016 to December 2016. Ms. Loretz-Congdon also serves as a Board Director and Treasurer of the Core-Mark Families Foundation, an independent non-profit foundation that provides scholarships to children of Core-Mark employees, since 2015. Ms. Loretz-Congdon owns less than 1% of the outstanding publicly traded stock of Performance Food Group Company which Core-Mark merged with in September 2021. The Board has determined that these relationships do not create a conflict of interest under the Company’s Code of Conduct and Ethics, do not require disclosure under Item 404(a) of Regulation S-K, and do not interfere with Ms. Loretz-Congdon’s exercise of independent judgment in carrying out the responsibilities of a director of the Company.

(2)    Mr. Maserang is the Company’s President and Chief Executive Officer.

Item 14.	Principal Accountant Fees and Services

Audit Committee Report

The Audit Committee has reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the fiscal year ended June 30, 2022.

The Audit Committee has discussed with the Company’s independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”) (Dallas, Texas, PCAOB ID Number 248), the matters required to be discussed by the Statement on Auditing Standards No. 16, “Communications with Audit Committees,” as adopted by the Public Company Accounting Oversight Board.

The Audit Committee has received the written disclosures and the letter from Grant Thornton required by applicable requirements of the Public Company Accounting Oversight Board regarding Grant Thornton’s communications with the Audit Committee concerning independence, and has discussed with Grant Thornton that firm’s independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements referred to above be included in the Company’s 2022 Form 10-K for filing with the SEC.

Audit Committee of the Board of Directors

Allison M. Boersma, Chair
Stacy Loretz-Congdon
John D. Robinson
Waheed Zaman

Change of Independent Public Accounting Firm

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2021, on December 16, 2021, the Company, upon the approval of the Audit Committee, dismissed Deloitte & Touche LLP (“Deloitte”) as its independent registered public accounting firm effective as of December 16, 2021, and engaged Grant Thornton as of such date. Deloitte served as the Company’s independent registered public accounting firm since fiscal 2014.

The reports of Deloitte on the audited consolidated financial statements of the Company for fiscal 2021 and fiscal 2020 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  During the fiscal 2021 and fiscal 2020, and in the subsequent interim period through December 16, 2021, there were (a) no disagreements (as that term is described in Item 304(a)(1)(iv) of Regulation S-K) with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements for such years, and (b) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Pursuant to Item 304(a)(3) of Regulation S-K, the Company provided Deloitte with a copy of the foregoing disclosures and requested that Deloitte furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made herein. A copy of Deloitte’s letter to the SEC, dated December 22, 2021, is filed as Exhibit 16.1 to the Current Report on Form 8-K filed by the Company regarding the foregoing.

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed by Deloitte and Grant Thornton for fiscal 2021 and 2022, respectively, for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table. The Audit Committee approved all audit and permissible non-audit services provided by Deloitte and Grant Thornton in accordance with the pre-approval policies and procedures described below.

	Fiscal 2022	Fiscal 2021
	Grant Thornton	Deloitte
Audit fees(1)	$626,031	$1,098,523
Audit-related fees(2)	$0	$0
Tax fees(3)	$0	$0
All other fees(4)	$0	$0
Total fees	$626,031	$1,098,523

(1)   “Audit Fees” are fees paid for the audit of the Company’s annual consolidated financial statements included in its Form 10-K and review of financial statements included in the Form 10-Q’s, for the audit of the Company’s internal control over financial reporting, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. Audit fees for fiscal 2021 and fiscal 2022 consisted of fees associated with the audit of the Company’s annual financial statements, the audit of internal control over financial reporting, the review of the Company’s quarterly reports on Form 10-Q, services associated with SEC registration statements, and accounting advisory services in connection with the impact of new accounting standards.

(2)   “Audit-Related Fees” represent fees for assurance and related services that are traditionally performed by Deloitte or Grant Thornton. No audit-related fees were paid to Deloitte or Grant Thornton for fiscal 2021 or fiscal 2022.

(3)   “Tax Fees” are fees for tax compliance, planning, advice and consultation services, including state tax representation and miscellaneous consulting on federal and state taxation matters. No tax fees were paid to Deloitte or Grant Thornton for fiscal 2021 or fiscal 2022.

(4)    No other fees were paid to Deloitte or Grant Thornton for fiscal 2021 or fiscal 2022.

Pre-Approval of Audit and Non-Audit Services

Under the Farmer Bros. Co. Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee must pre-approve all audit and non-audit services provided by the independent auditor. The policy, as described below, sets forth the procedures and conditions for such pre-approval of services to be performed by the independent auditor. The policy utilizes both a framework of general pre-approval for certain specified services and specific pre-approval for all other services. Unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit Committee if it is to be provided by the independent auditor. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit Committee.

In the first quarter of each year, the Audit Committee is asked to pre-approve the engagement of the independent auditor and the projected fees for audit services for the current fiscal year. The Audit Committee is also asked to provide general pre-approval for certain audit-related services (assurance and related services that are reasonably related to the performance of the auditor’s review of the financial statements or that are traditionally performed by the independent auditor) and tax services (such as tax compliance, tax planning and tax advice) for the current fiscal year consistent with the SEC’s rules on auditor independence. If the Company wishes to engage the independent auditor for additional services that have not been generally pre-approved as described above, then such engagement will be presented to the Audit Committee for pre-approval at its next regularly scheduled meeting. Pre-approval of any engagement by the Audit Committee is required before the independent auditor may commence any engagement.

In fiscal 2022, there were no fees paid to Deloitte or Grant Thornton under a de minimis exception to the rules that waive pre-approval for certain non-audit services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Financial Statements and Financial Statement Schedules:

The consolidated financial statements filed as part of this report are indexed in the table of contents of the Original Filing and incorporated by reference to the Original Filing. Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

(b)	Exhibits:

Exhibit No.	Description

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

3.5
Certificate of Correction of the Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).

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

4.3
Description of Farmer Bros. Co. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).

10.1
Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.2
Amendment No. 1 to Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.3
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.4
Amendment to the Farmer Bros. Co. Retirement Plan, dated as of December 1, 2018 (filed as Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.5
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).**

Exhibit No.	Description

10.6
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017 and incorporated herein by reference).**

10.7
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.8
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.9
Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).**

10.10
Second Amendment to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, dated as of December 31, 2018 (filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.11
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2017 (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed with the SEC on February 7, 2018 and incorporated herein by reference).**

10.12
Employment Agreement, dated as of September 6, 2019, by and between Farmer Bros. Co. and Deverl Maserang (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2019 and incorporated herein by reference).**

10.13
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.14
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.15
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.16
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.17
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.18
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).

10.19
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.20	Farmer Bros. Co. 2017 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).**

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

Exhibit No.	Description

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

10.30	Form of Change in Control Severance Agreement for Executive Officers of the Company (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).**

10.31	Form of Change in Control Severance Agreement for Officers of the Company (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).**

10.32
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).**

10.33
Standard Form of Agreement between Owner and Design-Builder (AIA Document A141-2014 Edition), dated as of October 23, 2017, by and between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018 and incorporated herein by reference).

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

Exhibit No.	Description

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

10.45
Confidential Separation and Release Agreement by and between Ronald J. Friedman and Farmer Bros. Co. dated April 29, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2021 and incorporated herein by reference).**

10.46
General Release and Separation Agreement by and between Jennifer H. Brown and Farmer Bros. Co. dated October 21, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on October 22, 2021 and incorporated herein by reference).**

10.47
Consent and Amendment No. 1 dated as of December 20, 2021, to Credit Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).

10.48
Consent and Amendment No. 2 dated as of August 8, 2022, to Credit Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2022 and incorporated herein by reference).

10.49
Amendment No. 3 to Credit Agreement, dated August 31, 2022, by and among the Company, Boyd Assets Co., FBC Finance Company, Coffee Bean Holding Co., Inc., Coffee Bean International, Inc. and China Mist Brands, Inc., as borrowers, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022 and incorporated herein by reference).

14.1
Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 and updated February 2013 and September 7, 2017 (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 29, 2017 and incorporated herein by reference).

16.1
Letter of Deloitte & Touche LLP to the SEC dated December 22, 2021, (filed as Exhibit 16.1 to the Company’s Report on Form 8-K filed with the SEC on December 22, 2021 and incorporated herein by reference).

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

Exhibit No.	Description

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

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
October 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Deverl Maserang	President, Chief Executive Officer and Director (principal executive officer)	October 27, 2022
Deverl Maserang

/s/ Scott R. Drake	Chief Financial Officer (principal financial officer)	October 27, 2022
Scott R. Drake

/s/ Matthew Coffman	Vice President and Controller (principal accounting officer)	October 27, 2022
Matthew Coffman

/s/ Christopher P. Mottern	Chairman of the Board and Director	October 27, 2022
Christopher P. Mottern

/s/ Allison M. Boersma	Director	October 27, 2022
Allison M. Boersma

/s/ Stacy Loretz-Congdon	Director	October 27, 2022
Stacy Loretz-Congdon

/s/ Charles F. Marcy	Director	October 27, 2022
Charles F. Marcy

/s/ Alfred Poe	Director	October 27, 2022
Alfred Poe

/s/ John D. Robinson	Director	October 27, 2022
John D. Robinson

/s/ Waheed Zaman	Director	October 27, 2022
Waheed Zaman