Form 10-Q
period 2022-09-30
FARMER BROTHERS CO
filed 2022-11-04
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
YES ☐ NO  ☒
As of October 26, 2022, the registrant had 19,544,682 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,563	$9,819
Restricted cash	175	175
Accounts receivable, net of allowance for credit losses of $190 and $195, respectively	47,316	46,935
Inventories	95,759	99,618
Short-term derivative assets	2,859	3,022
Prepaid expenses	4,480	4,491
Assets held for sale	177	1,032
Total current assets	158,329	165,092
Property, plant and equipment, net	135,741	138,150
Intangible assets, net	15,271	15,863
Right-of-use operating lease assets	27,116	27,957
Other assets	2,821	3,009
Total assets	$339,278	$350,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	45,700	52,877
Accrued payroll expenses	14,003	14,761
Right-of-use operating lease liabilities - current	7,756	7,721
Term loan - current	3,133	3,800
Short term derivative liability	2,455	2,349
Other current liabilities	5,790	6,095
Total current liabilities	78,837	87,603
Long-term borrowings under revolving credit facility	67,000	63,000
Term loan - noncurrent	42,849	40,123
Accrued pension liabilities	28,549	28,540
Accrued postretirement benefits	797	787
Accrued workers’ compensation liabilities	3,169	3,169
Right-of-use operating lease liabilities - noncurrent	19,907	20,762
Other long-term liabilities	1,321	1,339
Total liabilities	$242,429	$245,323
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; no shares outstanding as of September 30, 2022 and 14,700 shares issued and outstanding as of June 30, 2022; liquidation preference of $17,346 as of June 30, 2022	—	15
Common stock, $1.00 par value, 50,000,000 shares authorized; 19,279,970 and 18,464,966 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	19,281	18,466
Additional paid-in capital	72,193	71,997
Retained earnings	45,327	52,701
Accumulated other comprehensive loss	(39,952)	(38,431)
Total stockholders’ equity	$96,849	$104,748
Total liabilities and stockholders’ equity	$339,278	$350,071
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2022	2021
Net sales	$121,380	$108,362
Cost of goods sold	94,783	76,908
Gross profit	26,597	31,454
Selling expenses	27,590	26,009
General and administrative expenses	10,487	11,807
Net gains from sales of assets	(7,182)	(4,582)
Operating expenses	30,895	33,234
Loss from operations	(4,298)	(1,780)
Other (expense) income:
Interest expense	(4,641)	(3,026)
Other, net	1,608	2,444
Total other expense	(3,033)	(582)
Loss before taxes	(7,331)	(2,362)
Income tax expense	43	62
Net loss	$(7,374)	$(2,424)
Less: Cumulative preferred dividends, undeclared and unpaid	—	147
Net loss available to common stockholders	$(7,374)	$(2,571)
Net loss available to common stockholders per common share—basic	$(0.39)	$(0.14)
Net loss available to common stockholders per common share—diluted	$(0.39)	$(0.14)
Weighted average common shares outstanding—basic	18,948,453	17,969,694
Weighted average common shares outstanding—diluted	18,948,453	17,969,694

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2022	2021
Net loss	$(7,374)	$(2,424)
Other comprehensive (loss) income:
Unrealized (losses) gains on derivatives designated as cash flow hedges	(527)	5,859
Gains on derivatives designated as cash flow hedges reclassified to cost of goods sold	(1,281)	(1,920)
Losses on derivative instruments undesignated as cash flow hedges reclassified to interest expense, net of tax	287	314
Total comprehensive (loss) income, net of tax	$(8,895)	$1,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2022	14,700	$15	18,464,966	$18,466	$71,997	$52,701	$(38,431)	$104,748
Net loss	—	—	—	—	—	(7,374)	—	(7,374)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(1,521)	(1,521)
401(k) compensation expense, including reclassifications	—	—	257,052	257	940	—	—	1,197
Share-based compensation	—	—	—	—	1,165	—	—	1,165
Issuance of common stock and stock option exercises	—	—	158,744	159	(159)	—	—	—
Conversion and cancellation of preferred shares	(14,700)	(15)	399,208	399	(1,750)	—	—	(1,366)
Balance at September 30, 2022	—	$—	19,279,970	$19,281	$72,193	$45,327	$(39,952)	$96,849

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	14,700	$15	17,852,793	$17,853	$66,109	$66,311	$(45,329)	$104,959
Net loss	—	—	—	—	—	(2,424)	—	(2,424)
Cash flow hedges, net of taxes	—	—	—	—	—	—	4,253	4,253
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	—	—
ESOP and 401(k) compensation expense, including reclassifications	—	—	51,597	52	619	—	—	671
Share-based compensation	—	—	—	—	721	—	—	721
Issuance of common stock and stock option exercises	—	—	94,407	94	(94)	—	—	—
Conversion and cancellation of preferred shares	—	—	—	—	—	(147)	—	(147)
Balance at September 30, 2021	14,700	$15	17,998,797	$17,999	$67,355	$63,740	$(41,076)	$108,033

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,374)	$(2,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,652	6,279
Gain on settlement related to Boyd's acquisition	(1,917)	—
Net gains from sales of assets	(7,182)	(4,582)
Net gains on derivatives instruments	(2,011)	(3,192)
ESOP and share-based compensation expense	2,362	1,392
Provision for (recovery of) credit losses	(43)	105
Change in operating assets and liabilities:
Accounts receivable	(339)	(3,160)
Inventories	3,859	(7,753)
Derivative assets, net	1,069	2,946
Other assets	(67)	(19)
Accounts payable	(7,243)	6,863
Accrued expenses and other	(185)	(3,190)
Net cash used in operating activities	(13,419)	(6,735)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,988)	(2,542)
Proceeds from sales of property, plant and equipment	9,061	7,297
Net cash provided by investing activities	6,073	4,755
Cash flows from financing activities:
Proceeds from Credit Facilities	54,000	2,000
Repayments on Credit Facilities	(48,600)	(4,000)
Payments of finance lease obligations	(48)	(48)
Payment of financing costs	(262)	(221)
Net cash provided by (used in) financing activities	5,090	(2,269)
Net decrease in cash and cash equivalents and restricted cash	(2,256)	(4,249)
Cash and cash equivalents and restricted cash at beginning of period	9,994	10,438
Cash and cash equivalents and restricted cash at end of period	$7,738	$6,189

Supplemental disclosure of non-cash investing and financing activities:
Non cash additions to property, plant and equipment	$65	$250
Right-of-use assets obtained in exchange for new operating lease liabilities	1,205	4,320
Non-cash issuance of ESOP and 401(K) common stock	257	52
Cumulative preferred dividends, undeclared and unpaid	—	147

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company”), is a leading coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea, and other allied products manufactured under our owned brands, as well as under private labels on behalf of certain customers.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2022, and the Form 10-K/A filed on October 27, 2022 (the “2022 Form 10-K”).
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
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the 2022 Form 10-K.
During the three months ended September 30, 2022, there were no significant updates made to the Company’s significant accounting policies.
Concentration of Credit Risk
At September 30, 2022 and June 30, 2022, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative asset positions. At September 30, 2022 and June 30, 2022, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 40% and 35% of the Company’s accounts receivable balance was with five customers at September 30, 2022 and June 30, 2022, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The accounts receivables are generally short-term and all estimated credit losses have been appropriately considered in establishing the allowance for credit losses.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
The components of lease expense are as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021
Operating lease expense	$1,960	$1,782
Finance lease expense:
Amortization of finance lease assets	41	41
Interest on finance lease liabilities	10	12
Total lease expense	$2,011	$1,835
Maturities of lease liabilities are as follows:

	September 30, 2022
(In thousands)	Operating Leases	Finance Leases
2023	$5,838	$144
2024	7,524	193
2025	6,333	193
2026	5,238	96
2027	3,784	—
Thereafter	3,060	—
Total lease payments	31,777	626
Less: interest	(4,114)	(63)
Total lease obligations	$27,663	$563
Lease term and discount rate:

	September 30, 2022	June 30, 2022
Weighted-average remaining lease terms (in years):
Operating lease	6.0	6.3
Finance lease	3.3	3.5

Weighted-average discount rate:
Operating lease	5.88%	5.69%
Finance lease	6.50%	6.50%

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Other Information:

	Three Months Ended September 30,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,920	$1,615
Operating cash flows from finance leases	10	41
Financing cash flows from finance leases	48	12
Note 4. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to be fixed green coffee purchase contracts, which are described further in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in the 2022 Form 10-K. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company’s future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at September 30, 2022 and June 30, 2022:

(In thousands)	September 30, 2022	June 30, 2022
Derivative instruments designated as cash flow hedges:
Long coffee pounds	4,238	4,200
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	1,172	516
Total	5,410	4,716
Coffee-related derivative instruments designated as cash flow hedges outstanding as of September 30, 2022 will expire within 1.25 years. At September 30, 2022 and June 30, 2022 approximately 78% and 89%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
Interest Rate Swap Derivative Instruments
Pursuant to an International Swap Dealers Association, Inc. (“ISDA”) Master Agreement which was effective March 20, 2019, the Company on March 27, 2019, entered into an interest rate swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Rate Swap”). In December 2019, the Company amended the notional amount to $65.0 million. The Rate Swap was intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company’s revolving credit facility. Under the terms of the Rate Swap, the Company received 1-month LIBOR, subject to a 0% floor, and made payments based on a fixed rate of 2.1975%.
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the three months ended September 30, 2020, the Company de-designated the Rate Swap derivative instrument. As a result, the balance in accumulated other comprehensive income, or “AOCI” was frozen at the time of de-designation. The Company recognized $0.3 million, out of AOCI and into interest expense for the three months ended September 30, 2022. The remaining balance of $1.1 million frozen in AOCI will be amortized over the life of the Rate Swap through October 11, 2023.
In connection with the revolver credit facility agreement entered into by the Company in April 2021 (see Note 11 for details), the Company also executed a new ISDA agreement (the “Amended Rate Swap”) to transfer its interest swap to Wells Fargo Bank, N.A. (“Wells Fargo”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original Rate Swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap.

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
Fair values of derivative instruments on the Company’s consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
(In thousands)	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments (1)	$803	$2,144	$927	$555
Interest rate swap derivative instruments (1)	—	—	1,129	323
Long-term derivative assets:
Coffee-related derivative instruments (2)	34	37	—	140
Interest rate swap derivative instruments (2)	—	—	102	166
Short-term derivative liabilities:
Coffee-related derivative instruments (3)	42	3	2,413	2,346
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

	Three Months Ended September 30,		Financial Statement Classification
(In thousands)	2022	2021
Net losses reclassified from AOCI to earnings for de-designated Interest rate swap	(286)	(314)	Interest Expense
Net(losses) gains recognized in AOCI - Coffee-related	(527)	5,859	AOCI
Net gains recognized in earnings - Coffee - related	1,281	1,920	Cost of goods sold
For the three months ended September 30, 2022 and 2021, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net (gains) losses on derivative instruments in the Company’s consolidated statements of cash flows also include net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three months ended September 30, 2022 and 2021. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s consolidated statements of operations and in Net (gains) losses on derivative instruments in the Company’s consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021
Net gains on coffee-related derivative instruments (1)	$562	$1,550
Non-operating pension and other postretirement benefits	728	894
Other gains, net	318	—
Other, net	$1,608	$2,444
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three months ended September 30, 2022 and 2021.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Statement of Comprehensive Income (Loss)
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2022	2021
Accumulated other comprehensive income beginning balance	$(1,692)	$(4,176)
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	(286)	(314)
Net losses (gains) recognized in AOCI - Coffee-related	527	(5,859)
Net gains recognized in earnings - Coffee-related	1,281	1,920
Accumulated other comprehensive income ending balance	$(170)	$(8,429)
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
September 30, 2022	Derivative Assets	$2,894	$(1,469)	$—	$1,425
	Derivative Liabilities	2,455	(1,469)	—	986
June 30, 2022	Derivative Assets	3,365	(2,349)	—	1,016
	Derivative Liabilities	2,349	(2,349)	—	—
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at September 30, 2022, $1.2 million of net gains on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of September 30, 2022.
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the three months ended September 30, 2020, the Company de-designated the Rate Swap derivative instrument. The frozen AOCI is subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of September 30, 2022, $1.1 million of net losses on the Rate Swap de-designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2022
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$837	$—	$837	$—
Coffee-related derivative liabilities (1)	42	—	42	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	927	—	927	—
Interest rate swap derivative assets (2)	1,231	—	1,231	—
Coffee-related derivative liabilities (1)	2,413	—	2,413	—

	Total	Level 1	Level 2	Level 3
June 30, 2022
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$2,181	$—	$2,181	$—
Coffee-related derivative liabilities (1)	3	—	3	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	695	—	695	—
Coffee-related derivative liabilities (1)	2,346	—	2,346	—
Interest rate swap derivative asset (2)	489	—	489	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
(2)The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.
Note 6. Accounts Receivable, Net

(In thousands)	September 30, 2022	June 30, 2022
Trade receivables	$46,231	$44,219
Other receivables(1)	1,275	2,911
Allowance for credit losses	(190)	(195)
Accounts receivable, net	$47,316	$46,935
__________
(1) Includes vendor rebates and other non-trade receivables.
There was no material change in the allowance for credit losses during the three months ended September 30, 2022.
Note 7. Inventories

(In thousands)	September 30, 2022	June 30, 2022
Coffee
Processed	$28,359	$32,486
Unprocessed	36,723	39,326
Total	$65,082	$71,812
Tea and culinary products
Processed	26,730	24,034
Unprocessed	82	58
Total	$26,812	$24,092
Coffee brewing equipment parts	3,865	3,714
Total inventories	$95,759	$99,618
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 8. Property, Plant and Equipment

(In thousands)	September 30, 2022	June 30, 2022
Buildings and facilities	$92,939	$92,948
Machinery, vehicles and equipment	219,225	219,095
Capitalized software	15,482	25,467
Office furniture and equipment	14,008	14,347
	$341,654	$351,857
Accumulated depreciation	(216,966)	(224,760)
Land	11,053	11,053
Property, plant and equipment, net	$135,741	$138,150
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	September 30, 2022	June 30, 2022
Coffee Brewing Equipment	$93,417	$93,549
Accumulated depreciation	(68,469)	(68,938)
Coffee Brewing Equipment, net	$24,948	$24,611
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021
Depreciation expense in COGS	$1,808	$1,964
CBE Costs excl. depreciation exp	7,204	6,048
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.
Note 9. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		September 30, 2022			June 30, 2022
(In thousands)	Weighted Average Amortization Period as of September 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	4.5	$33,003	$(22,441)	$10,562	$33,003	$(21,893)	$11,110
Recipes	1.1	930	(786)	144	930	(752)	178
Trade name/brand name	1.2	510	(467)	43	510	(457)	53
Total amortized intangible assets		$34,443	$(23,694)	$10,749	$34,443	$(23,102)	$11,341
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$4,522	$—	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$4,522	$—	$4,522
Total intangible assets		$38,965	$(23,694)	$15,271	$38,965	$(23,102)	$15,863
Aggregate amortization expense for the three months ended September 30, 2022 and 2021 was $0.6 million in each period.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 10. Employee Benefit Plans
Single Employer Pension Plans
As of September 30, 2022, the Company has two defined benefit pension plans for certain employees, the "Farmer Bros. Plan" and the “Hourly Employees' Plan”. The Company froze benefit accruals and participation in these plans effective June 30, 2011 and October 1, 2016, respectively. After the plan freezes, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.
The net periodic benefit (credit) cost for the defined benefit pension plans is as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021
Interest cost	$1,156	$848
Expected return on plan assets	(1,009)	(1,237)
Amortization of net loss (1)	281	339
Net periodic benefit (credit) cost	$428	$(50)
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	September 30, 2022	June 30, 2022
Discount rate	4.50%	2.60%
Expected long-term return on plan assets	6.50%	6.25%
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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021
Contributions to WCTPP	$287	$244
Contributions to All Other Plans	8	7
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Beginning in January 2022, the Company amended the 401(k) Match, whereby the Company on a quarterly basis, will contribute, instead of cash, shares of the Company’s common stock., par value $1.00 per share (the “Common Stock”) with a value equal to 50% of any non-union employee's annual contribution to the 401(k) Plan, up to 6% of such employee's eligible income. The terms of the match are substantially the same as the safe-harbor non-elective contribution. The Company recorded matching contributions of $0.5 million and $0.6 million in operating expenses in the three months ended September 30, 2022 and 2021, respectively.
Additionally, the Company makes an annual safe harbor non-elective contribution of Common Stock equal to 4% of each eligible participant’s annual plan compensation. During the three months ended September 30, 2022 and 2021, the Company contributed a total of 257,052 and 51,597 of shares Common Stock with a value of $0.6 million and $0.7 million, respectively, to eligible participants’ annual plan compensation.
Effective January 1, 2022, the Company amended the 401(k) Plan to, among other things, increase the number of shares of Common Stock available for issuance under the 401(k) Plan by 2,000,000 additional shares of Common Stock and permit participants in the 401(k) Plan to invest a portion of their 401(k) Plan accounts into Common Stock.
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
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit Plan for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
(In thousands)	2022	2021
Components of Net Periodic Postretirement Benefit Cost:
Service cost	$—	$—
Interest cost	10	7
Amortization of net gain	—	3
Net periodic postretirement benefit cost	$10	$10
Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal year
	2023	2022
Retiree Medical Plan discount rate	N/A	N/A
Death Benefit Plan discount rate	4.77%	2.72%

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				September 30, 2022		June 30, 2022
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/26/2027	N/A	$67,000	3.98%	$63,000	2.75%
Term Loan	8/31/2022	4/26/2027	$47,000	47,000		45,600
				114,000		108,600
Unamortized deferred debt financing costs				(1,018)		(1,677)
Total				112,982		$106,923
__________
(1) The weighted average interest rate excludes the fixed rate on the de-designated Amended Rate Swap
Revolver Facility
On April 26, 2021, the Company entered into a senior secured facility which included a Revolver Credit Facility Agreement (the "Revolver Credit Facility"). The Revolver Credit Facility had a commitment of up to $80.0 million and a maturity date of April 25, 2025. On August 8, 2022, the Company and certain of its subsidiaries entered into the Increase Joinder and Amendment No. 2 to Credit Agreement (the “2nd Amendment”), with Wells Fargo, as administrative agent for each member of the lender group and as a lender. The 2nd Amendment amends certain terms and conditions of the Revolver Credit Facility by, among other things: (i) increasing the maximum revolver amount by $10.0 million to an aggregate maximum revolver commitment amount of $90.0 million; and (ii) replacing the London Interbank Offered Rate (LIBOR) interest rate benchmark (which had an applicable margin of 2.25% for LIBOR rate loans) with the secured overnight financing rate (SOFR) interest rate benchmark (which has an applicable margin of 1.75% for SOFR rate loans).
Availability under the Revolver Credit Facility is calculated as the lesser of (a) $90.0 million or (b) the amount equal to the sum of (i) 85% of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value of eligible inventory, minus (c) applicable reserve.
The Revolver Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolver Credit Facility becoming immediately due and payable and termination of the commitments.
Prior Term Loan Facility
On April 26, 2021, the Company borrowed $47.5 million of term loans from various financial institutions as part of a Credit Agreement, dated as of April 26, 2021 (the “Prior Term Loan Facility”). The following is a summary description of the Prior Term Loan Facility:
1.total commitment of $47.5 million in the form of a term loan;
2.maturity date of April 25, 2025 and scheduled payback required on the principal prior to the maturity date;
3.fully collateralized by all existing and future capital stock of the borrowers (other than the Company) and all of the borrowers' personal and real property;
4.interest under the Term Loan is either LIBOR + 6.5% per annum, or (b) base rate + 5.50% per annum, with a 3% floor on base rate; and
5.commencing on the fiscal quarter ending on March 31, 2022, quarterly minimum EBITDA and fixed charge coverage ratio requirements specified therein.
Principal payments on the Prior Term Loan Facility were due quarterly in the amount of $0.95 million.
New Term Loan Facility
On August 31, 2022, the Company entered into Amendment No. 3 to Credit Agreement (the “Term Loan Facility”), with the lenders party thereto, and Wells Fargo Bank, as administrative agent for each member of the lender group and as a lender. The 3rd Amendment amends certain terms and conditions of the Revolver Credit Facility by, among other things: (i) adding a new $47.0 million term loan (the “Term Loan”); (ii) extending the maturity date of the Company’s obligations under the Revolver Credit Facility from April 25, 2025 to April 26, 2027; provided, that if the maturity date of the Revolver Commitments is extended on or prior to April 1, 2027 to a date that is after April 26, 2027, then the maturity of the Term

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Loan Facility shall be August 31, 2037; (iii) releasing liens securing the obligations under the Revolver Facility Credit on various real properties owned by the Company; (iv) commencing on or around June 30, 2023, obligating the Company to maintain a Fixed Charge Coverage Ratio, calculated for each 12-month period ending on the last day of each fiscal month, of at least 1:00 to 1:00; and (v) lowering the Letter of Credit Fee payable with respect to letters of credit issued under the Credit Agreement from 2.25% to 1.75% of the average amount of the Letter of Credit Usage during the immediately preceding month.
The proceeds of the Term Loan Facility were used to repay the outstanding term loans under the Term Credit Facility Agreement. With the repayment of the Company’s outstanding loans and other obligations under the Term Credit Facility Agreement, the Company is no longer subject to the minimum EBITDA covenants contained therein. As part of the refinancing transaction, the Company expensed $1.5 million in unamortized deferred financing costs, discount and payoff premium for the three months ended September 30, 2022, which are included in interest expense on the consolidated statement of operations.
The Term Loan Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company's and its subsidiaries' ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Term Loan Facility Agreement and the Revolver Credit Facility becoming immediately due and payable and termination of the commitments.
Covenant Compliance
As of September 30, 2022, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility and the Term Loan Facility (collectively, the “Credit Facilities”). Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.
Interest Rate Swap
In connection with the Revolver Credit Facility and Prior Term Loan Facility , the Company executed the Amended Rate Swap. Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original interest rate swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap.
Beginning with the quarter ended December 31, 2022, the Company is required to make monthly principal payments on the Term Loan debt obligation in the amount of $261 thousand. At September 30, 2022, the Company had outstanding borrowings on the Revolver Credit Facility of $67.0 million and had utilized $4.1 million of the letters of credit sublimit. At September 30, 2022, we had $18.9 million available on our Revolver Credit Facility.
Note 12. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of September 30, 2022, there were 1,696,690 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
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
Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of September 30, 2022, there were 60,475 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted during the three months ended September 30, 2022.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes NQO activity for three months ended September 30, 2022:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2022	450,687	12.39	4.34	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	(8,096)	15.94	—	—
Expired	(3,273)	15.94	—	—
Outstanding at September 30, 2022	439,318	12.30	3.92	$—
Exercisable at September 30, 2022	375,501	12.69	3.84	$—
The aggregate intrinsic values outstanding at the end of period in the table above represent the total pretax intrinsic values, based on the closing price of Common Stock of $4.69 at September 30, 2022 and June 30, 2022, representing the last trading day of the respective periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. NQOs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during three months ended September 30, 2022 and 2021.
At September 30, 2022 and June 30, 2022, respectively, there was $0.1 million and $0.2 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at September 30, 2022 is expected to be recognized over the weighted average period of five months. Total compensation expense for NQOs was $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the three months ended September 30, 2022:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2022	2,212	30.91	0.83	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2022	2,212	30.91	0.57	$—
Exercisable at September 30, 2022	2,211	30.91	0.57	$—
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $4.69 at September 30, 2022 and June 30, 2022, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates.
There were no options exercised during three months ended September 30, 2022 and 2021.
At September 30, 2022 and June 30, 2022, there was no unrecognized PNQ compensation cost. There was no compensation expense related to PNQs in the three months ended September 30, 2022 and 2021.
Restricted Stock
The following table summarizes restricted stock activity for the three months ended September 30, 2022:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2022	816,811	6.67
Granted	93,255	5.10
Vested/Released	(164,681)	7.46
Cancelled/Forfeited	(40,044)	6.25
Outstanding and nonvested at September 30, 2022	705,341	6.47

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The weighted average grant date fair value of RSUs granted during the quarters ended September 30, 2022 and 2021 were $5.10 and $8.96, respectively. The total grant-date fair value of restricted stock granted during the three months ended September 30, 2022 was $0.6 million. The total fair value of awards vested during the quarter ended September 30, 2022 and 2021 were $0.9 million and $1.2 million, respectively.
At September 30, 2022 and June 30, 2022, there was $3.4 million and $3.9 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at September 30, 2022 is expected to be recognized over the weighted average period of 1.0 years. Total compensation expense for restricted stock was $0.7 million and $0.5 million, respectively, in the three months ended September 30, 2022 and 2021.
Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the three months ended September 30, 2022:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded (1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2022	456,993	6.16
Granted (1)	—	—
Vested/Released	—	—
Cancelled/Forfeited	(19,540)	15.35
Outstanding and nonvested at September 30, 2022	437,453	5.75
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 200% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
There were no PBRSUs granted or vested during the quarter ended September 30, 2022.
At September 30, 2022 and June 30, 2022, there was $1.5 million and $1.7 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at September 30, 2022 is expected to be recognized over the weighted average period of 1.7 years. Total compensation expense for PBRSUs was $181.9 thousand and $106.5 thousand, respectively, for the three months ended September 30, 2022 and 2021.
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
The following table summarizes CSRSU activity for the three months ended September 30, 2022:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2022	145,645	6.36
Granted	—	—
Vested/Released	(17,924)	8.91
Cancelled/Forfeited	(25,935)	6.44
Outstanding and nonvested at September 30, 2022	101,786	5.89
There were no CSRSUs granted during the quarter ended September 30, 2022. The total fair value of awards vested during the quarter ended September 30, 2022 was $0.1 million. There were no CSRSUs vested during the quarter ended September 30, 2021.
At September 30, 2022 and June 30, 2022, there was $0.4 million and $0.6 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at September 30, 2022 is expected to be recognized over the weighted average period of 1.5 years. Total compensation expense for CSRSUs was $55.5 thousand and $0.1 million, respectively for the three months ended September 30, 2022 and 2021

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 13. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	September 30, 2022	June 30, 2022
Accrued workers’ compensation liabilities	$872	$947
Finance lease liabilities	193	193
Other (1)	4,725	4,955
Other current liabilities	$5,790	$6,095
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 14. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	September 30, 2022	June 30, 2022
Deferred compensation (1)	$216	$195
Finance lease liabilities	370	409
Deferred income taxes and other liabilities	735	735
Other long-term liabilities	$1,321	$1,339
___________
(1) Includes payroll taxes and cash-settled restricted stock units liabilities.
Note 15. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended September 30,
	2022	2021
Income tax expense	$43	$62
Effective tax rate	(0.6)%	(2.6)%
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
Tax expense in the three months ended September 30, 2022 was $42.7 thousand compared to $0.1 million in the three months ended September 30, 2021, which primarily relates to state income tax expense in certain jurisdictions.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of September 30, 2022, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2019. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
Note 16. Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is calculated by dividing diluted net loss attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, and shares of the Company’s Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), as converted, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period) and unvested performance-based restricted stock units because their inclusion would have been anti-dilutive.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the computation of basic and diluted net earnings loss per common share:

	Three Months Ended September 30,
(In thousands, except share and per share amounts)	2022	2021
Undistributed net loss available to common stockholders	$(7,374)	$(2,474)
Undistributed net loss available to nonvested restricted stockholders and holders of convertible preferred stock	—	(97)
Net loss available to common stockholders - basic	$(7,374)	$(2,571)

Weighted average common shares outstanding - basic	18,948,453	17,969,694
Effect of dilutive securities:
Shares issuable under stock options	—	—
Weighted average common shares outstanding - diluted	18,948,453	17,969,694
Net loss available to common stockholders per common share—basic	$(0.39)	$(0.14)
Net loss available to common stockholders per common share—diluted	$(0.39)	$(0.14)
The following table summarizes anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Shares issuable under stock options	439,318	384,520
Shares issuable under convertible preferred stock	—	440,990
Shares issuable under PBRSUs	437,453	383,783
Note 17. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock. There are no preferred shares issued and outstanding as of September 30, 2022.
Effective August 25, 2022, 12,964 shares of Series A Preferred Stock were converted into 399,208 shares of common stock at a conversion price of $38.32, in accordance with the terms of the Company’s Designation of Series A Preferred Stock. The terms of the Series A Preferred Stock are disclosed in Note 20 to the Consolidated Financial Statements included in the 2022 Form 10-K.
The shares of Series A Preferred Stock were originally issued to Boyd Coffee Company (now known as BCC Newco, Inc.) (“BCC”), on October 2, 2017, pursuant to that certain Asset Purchase Agreement, dated as of August 18, 2017 (the “Purchase Agreement”), by and among the Company, Boyd Assets Co., a Delaware corporation and wholly owned subsidiary of the Company, BCC and each of the parties set forth on Exhibit A thereto. 1,736 shares of Series A Preferred Stock originally issued to BCC in accordance with the terms of the Purchase Agreement were previously reacquired and cancelled by the Company as part of a settlement with BCC. The shares of Series A Preferred Stock converted represented all of the issued and outstanding shares of Series A Preferred Stock. The Company withheld 914 shares of Series A Preferred Stock pending satisfaction of certain indemnification claims (“Holdback Shares”) against the Seller.
As a result of the settlement entered into with BCC, the Company recorded a $1.9 million gain on settlement with Boyd’s sellers, in general and administrative expense on the consolidated statement of operations, which included the cancellation of preferred shares and settlement of acquisition related contingent liabilities,
Note 18. Revenue Recognition
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2022		2021
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$78,295	64.5%	$70,597	65.1%
Tea & Other Beverages (1)	20,946	17.3%	19,037	17.6%
Culinary	14,896	12.3%	13,075	12.1%
Spices	6,024	4.9%	5,199	4.8%
Net sales by product category	120,161	99.0%	107,908	99.6%
Delivery Surcharge	1,219	1.0%	454	0.4%
Net sales	$121,380	100.0%	$108,362	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of September 30, 2022. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets. At September 30, 2022 and June 30, 2022, “Accounts receivable, net” included, $46.2 million and $44.2 million, respectively, in receivables from contracts with customers.
Note 19. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2022 Form 10-K. During the three months ended September 30, 2022, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of September 30, 2022, the Company had committed to purchase green coffee inventory totaling $103.6 million under fixed-price contracts, and $12.3 million in inventory and other purchases under non-cancelable purchase orders.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 20. Sales of Assets
Sale of Branch Property
During the three months ended September 30, 2022, the Company completed the sale of the following branch properties:

(In thousands)
Name of Branch Property	Date Sold	Sales Price	Net Proceeds	Gain on Sale
Portland, Oregon	9/23/2022	$1,990	$1,880	$1,770
San Diego, California	9/19/2022	7,574	7,169	6,425

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 2, 2022 (the “2022 Form 10-K”) and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC.
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

Our product categories consist of a robust line of roast and ground coffee, including organic, Direct Trade, Project D.I.R.E.C.T.®, Fair Trade Certified™® and other sustainably-produced offerings; frozen liquid coffee; flavored and unflavored iced and hot teas; including organic and Rainforest Alliance Certified™; culinary products including premium spices, pancake and biscuit mixes, gravy and sauce mixes, soup bases, dressings, syrups and sauces, and coffee-related products such as coffee filters, cups, sugar and creamers; and other beverages including cappuccino, cocoa, granitas, and other blender-based beverages and concentrated and ready-to-drink cold brew and iced coffee. We offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value added services such as market insight, beverage planning, and equipment placement and service.
We operate production facilities in Northlake, Texas and Portland, Oregon. We distribute our products from our Northlake, Texas and Portland, Oregon production facilities, as well as separate distribution centers in Portland, Oregon; Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 237 delivery routes and 104 branch warehouses as of September 30, 2022, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the spread of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which consist of small independent restaurants, foodservice operators, large institutional buyers, and convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors. As there continue to be regional resurgences of COVID-19, there continued to be an impact on our revenues during the three months ended September 30, 2022. Although we have experienced improvements in several markets, our recovery has been slower in certain regions caused by general COVID-19 related restrictions as well as other indirect issues that some customers face from the impacts of the COVID-19 pandemic including labor and supply shortages as well as other issues.
We believe that our amended Credit Facilities provide us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our debt financial covenants, lower our cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on our strategic initiatives.
The impact of the COVID-19 pandemic, including its effects on general economic conditions, the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, remains uncertain. The ultimate impact of the COVID-19 pandemic on our business will depend on future developments, including the availability and cost of labor, global supply chain disruptions, variants of the virus, and the availability and use of vaccines and other treatments for COVID-19, which are highly uncertain and cannot be predicted. While we anticipate that our revenue will continue to recover slowly as local, state and national governments ease COVID-19 related restrictions, and vaccines become more widely accepted, there can be no assurance that we will be successful in returning to the pre-COVID-19 pandemic levels of revenue or profitability for our fiscal year ending June 30, 2023.
For other impacts of the COVID-19 pandemic, please see “Item 1A. Risk Factors” in our 2022 Form 10‑K, which is accessible on the SEC’s website at www.sec.gov.

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change	% Change
Income Statement Data:
Net sales	$121,380	$108,362	$13,018	12.0%
Gross margin	21.9%	29.0%	(7.1)%	NM
Operating expenses as a % of sales	25.5%	30.7%	5.2%	NM
Loss from operations	$(4,298)	$(1,780)	$(2,518)	(141.5)%
Net loss	$(7,374)	$(2,424)	$(4,950)	(204.2)%

Operating Data:
Coffee pounds	17,387	19,876	(2,489)	(12.5)%
EBITDA (1)	$1,796	$6,089	$(4,293)	(70.5)%
EBITDA Margin (1)	1.5%	5.6%	(4.1)%	NM
Adjusted EBITDA (1)	$(4,873)	$3,489	$(8,362)	(239.7)%
Adjusted EBITDA Margin (1)	(4.0)%	3.2%	(7.2)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	64.5%	65.1%	(0.6)%	(0.9)%
Tea & Other Beverages (2)	17.3%	17.6%	(0.3)%	(1.7)%
Culinary	12.3%	12.1%	0.2%	1.7%
Spices	4.9%	4.8%	0.1%	2.1%
Net sales by product category	99.0%	99.6%	(0.7)%	NM
Delivery Surcharge	1.0%	0.4%	0.6%	NM
Net sales	100.0%	100.0%	—%	—%

Other data:
Capital expenditures related to maintenance	$2,846	$2,243	$(603)	(26.9)%
Total capital expenditures	2,988	2,542	(446)	(17.5)%
Depreciation and amortization expense	5,652	6,279	627	10.0%
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

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change	% Change
Net sales	$121,380	$108,362	$13,018	12.0%
Cost of goods sold	94,783	76,908	(17,875)	(23.2)%
Gross profit	26,597	31,454	(4,857)	(15.4)%
Selling expenses	27,590	26,009	(1,581)	(6.1)%
General and administrative expenses	10,487	11,807	1,320	11.2%
Net gains from sales of assets	(7,182)	(4,582)	2,600	NM
Operating expenses	30,895	33,234	2,339	7.0%
Loss from operations	(4,298)	(1,780)	(2,518)	(141.5)%
Other (expense) income:
Interest expense	(4,641)	(3,026)	(1,615)	(53.4)%
Other, net	1,608	2,444	836	NM
Total other expense	(3,033)	(582)	(2,451)	NM
Loss before taxes	(7,331)	(2,362)	(4,969)	(210.4)%
Income tax expense	43	62	19	NM
Net loss	$(7,374)	$(2,424)	(4,950)	(204.2)%
Less: Cumulative preferred dividends, undeclared and unpaid	—	147	147	100.0%
Net loss available to common stockholders	$(7,374)	$(2,571)	(4,803)	(186.8)%
___________
NM - Not Meaningful
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Net Sales
Net sales in the three months ended September 30, 2022 increased $13.0 million, or 12.0%, to $121.4 million from $108.4 million in the three months ended September 30, 2021. The increase in net sales for the three months ended September 30, 2022 was primarily due to higher pricing compared to prior periods, partially offset by a decline in sales volume primarily with direct ship customers.
The following table presents the effect of changes in unit sales, and unit pricing and product mix in the three months ended September 30, 2022 compared to the same period in the prior fiscal year (in millions):

Three Months Ended September 30, 2022 vs. 2021
Effect of change in unit sales	$(15.6)
Effect of pricing and product mix changes	28.6
Total increase in net sales	$13.0
Unit sales decreased 11.4% and average unit price increased by 26.4% in the three months ended September 30, 2022 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 12.0%. Average unit price increased during three months ended September 30, 2022 due to a higher mix of product sold via our DSD network versus Direct ship, as Direct ship has a lower average unit price. There were no new product category introductions which had a material impact on our net sales in the three months ended September 30, 2022 or 2021.
Gross Profit
Gross profit decreased to $26.6 million for the three months ended September 30, 2022, compared to $31.5 million for the three months ended September 30, 2021. Gross margin decreased to 21.9% for the three months ended September 30, 2022 from 29.0% for the three months ended September 30, 2021. The decrease in gross profit was primarily due to higher product costs and an increase in underlying commodities pricing compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended September 30, 2022, operating expenses decreased $2.3 million to $30.9 million, or 25.5% of net sales, from $33.2 million, or 30.7% of net sales in the prior year period. This decrease was due to a $1.6 million increase in selling expenses, a $1.3 million decrease in general and administrative expenses, offset by $2.6 million increase in net gains from the sales of assets due to the sale of branch properties during the three months ended September 30, 2022. The increase in selling expenses during the three months ended September 30, 2022 was primarily due to an increase in payroll and facility related costs. The decrease in general and administrative expenses during the three months ended September 30, 2022 was primarily due to a $1.9 million gain on purchase of assets as a result of the settlement related to the Boyd’s acquisition which included the cancellation of preferred shares and settlement of liabilities, partially offset by an increase in contract services.
Total Other (Expense) Income
Total other expense for the three months ended September 30, 2022 increased $2.5 million or 421.1% to $3.0 million compared to $0.6 million of expense in the three months ended September 30, 2021. This change was primarily due to an increase in interest expense of $1.6 million and a decrease in gains on coffee-related derivative instruments in the current year.
Interest expense in the three months ended September 30, 2022 increased $1.6 million to $4.6 million from $3.0 million in the prior year period. The increase is primarily related to the write off of $1.5 million in deferred financing costs, discount and payoff premium incurred as a result of the refinancing transaction on August 31, 2022.
Other, net in the three months ended September 30, 2022 decreased by $0.8 million to income of $1.6 million compared to income of $2.4 million in the prior year period. The decrease was primarily a result of lower mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges.
Income Taxes
In the three months ended September 30, 2022 and September 30, 2021, we recorded income tax expense of $43.0 thousand and $0.1 million, respectively. See Note 15, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Set forth below is a reconciliation of reported net loss to EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2022	2021
Net loss, as reported	$(7,374)	$(2,424)
Income tax expense	43	62
Interest expense (1)	3,475	2,172
Depreciation and amortization expense	5,652	6,279
EBITDA	$1,796	$6,089
EBITDA Margin	1.5%	5.6%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
Set forth below is a reconciliation of reported net loss to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2022	2021
Net loss, as reported	$(7,374)	$(2,424)
Income tax expense	43	62
Interest expense (1)	3,475	2,172
Depreciation and amortization expense	5,652	6,279
ESOP and share-based compensation expense	2,197	1,392
Gain on settlement with Boyd's sellers (2)	(1,918)	—
Net gains from sale of assets	(7,182)	(4,582)
Severance costs	234	590
Adjusted EBITDA	$(4,873)	$3,489
Adjusted EBITDA Margin	(4.0)%	3.2%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
(2) Result of the settlement related to the Boyd’s acquisition which included the cancellation of preferred shares and settlement of liabilities.
Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				September 30, 2022		June 30, 2022
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/26/2027	N/A	$67,000	3.98%	$63,000	2.75%
Term Loan	8/31/2022	4/26/2027	$47,000	47,000		45,600
Total				$114,000		$108,600
__________
(1) The weighted average interest rate excludes the fixed rate on the de-designated Amended Rate Swap
On April 26, 2021, the Company entered into the Revolver Credit Facility, which was amended on August 8, 2022 and August 31, 2022, and entered into the Prior Term Loan Facility, which was paid in full as part of a refinancing transaction, as described in more detail in Note 11, Debt Obligations, of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.
The Credit Facilities have a commitment of up to $90.0 million and a maturity date of April 26, 2027. Availability under the revolver is calculated as the lesser of (a) $90.0 million and (b) the amount derived from pursuant to a borrowing base composed of the sum of (i) 85% of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value of Eligible Inventory, minus (c) applicable reserve. The Term Loan has a principal amount of $47.0 million and a maturity date of April 26, 2027.
The Credit Facilities contain customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facilities becoming immediately due and payable and termination of the commitments. As of and through September 30, 2022, we were in compliance with all of the covenants under the Credit Facilities. Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.
The amended Credit Facilities provide us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic and continue to execute on key strategic initiatives.
At September 30, 2022, the Company had outstanding borrowings on the Revolver Credit Facility of $67.0 million and had utilized $4.1 million of the letters of credit sublimit.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Credit Facilities described above. In light of our financial position, operating performance and current economic conditions, including the state of the global capital markets, there can be no assurance as to whether or when we will be able to raise capital by issuing securities. We believe that the Credit Facilities, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months. We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures, principal payments on our Term Loan Credit Facility, as well as working capital requirements, from our operating cash flows and our Revolver Credit Facility to the extent available.
At September 30, 2022, we had $7.6 million of unrestricted cash and cash equivalents and $18.9 million available on our Revolver Credit Facility.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Three Months Ended September 30,
	2022	2021
Consolidated Statements of cash flows data (in thousands)
Net cash used in operating activities	$(13,419)	$(6,735)
Net cash provided by investing activities	6,073	4,755
Net cash provided by (used in) financing activities	5,090	(2,269)
Net decrease in cash and cash equivalents and restricted cash	$(2,256)	$(4,249)
Operating Activities
Net cash used in operating activities during the three months ended September 30, 2022 was $13.4 million as compared to $6.7 million in the three months ended September 30, 2021. The $6.7 million change in net cash used in operating activities was related to a $1.0 million increase in net working capital and an increase in net loss of $4.9 million, or net loss of $7.6 million excluding an increase in net gain on sale of assets of $2.7 million. These outflows were partially offset by realized gains from our coffee-related derivative instruments for the three months ended September 30, 2022.
Investing Activities
Net cash provided by investing activities during the three months ended September 30, 2022 was $6.1 million as compared to net cash provided of $4.8 million in the three months ended September 30, 2021. The increase in cash provided was primarily due to an increase of $1.8 million proceeds from sales of property, plant and equipment partially offset by an increase of $0.4 million in fixed asset purchases during the three months ended September 30, 2022.
Financing Activities
Net cash provided by financing activities during the three months ended September 30, 2022 was $5.1 million as compared to net cash used of $2.3 million in the three months ended September 30, 2021. The change of $7.4 million was primarily due to net borrowing proceeds of $1.4 million under the Amended Term Loan Facility and net proceeds of $4.0 million drawn from the Amended Revolving Facility during the three months ended September 30, 2022 compared to net repayments of $2.0 million in the prior year.
Capital Expenditures
For the three months ended September 30, 2022 and 2021, our capital expenditures paid were $3.0 million and $2.5 million, respectively. In fiscal 2023, we anticipate paying between $18.0 million to $20.0 million in capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facilities.
Depreciation and amortization expenses were $5.7 million and $6.3 million in the three months ended September 30, 2022 and 2021, respectively. We anticipate our depreciation and amortization expense will be approximately $5.9 million to $6.0 million per quarter in the remainder of fiscal 2023 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Purchase Commitments
As of September 30, 2022, the Company had committed to purchase green coffee inventory totaling $103.6 million under fixed-price contracts, and $12.3 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of September 30, 2022, the Company had operating and finance lease payment commitments totaling $28.2 million. Under our Term Loan Facility, the Company is required to make monthly principal repayments of $0.3 million, beginning in quarter ending December 31, 2022.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2022 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2022 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2022 Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2022, the Company did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At September 30, 2022, we had outstanding borrowings on our Revolver Credit Facility of $67.0 million and had utilized $4.1 million of the letters of credit sublimit, as well as $47.0 million of debt outstanding under our Term Loan Facility. The weighted average interest rate on our Revolver Credit Facility was 3.98% with a SOFR applicable margin of 1.75%.
In addition to the Credit Facilities above, the Company executed an ISDA agreement with Wells Fargo (“Amended Rate Swap”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap. See Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in the fiscal 2022 Annual Report on Form 10‑K for further discussions of our derivative instruments.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under these Credit Facilities based on the weighted average interest rate on the outstanding borrowings as of September 30, 2022:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$49,000	3.24%	$1,588
–100 basis points	$49,000	3.74%	$1,833
Unchanged	$49,000	4.74%	$2,323
+100 basis points	$49,000	5.74%	$2,813
+150 basis points	$49,000	6.24%	$3,058
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
The following table summarizes the potential impact as of September 30, 2022 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments (1)	$226	$(226)	$797	$(797)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of September 30, 2022. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of September 30, 2022, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 19, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2022 Form 10‑K. During the three months ended September 30, 2022, there have been no material changes to the risk factors disclosed in our 2022 Form 10‑K.
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

3.5
Certificate of Correction of the Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022 and incorporated herein by reference)

3.6
Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 filed with the SEC on February 11, 2019 and incorporated herein by reference).

3.7
Amendment No. 1 to Amended and Restated Bylaws of Farmer Bros. Co. (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2020 and incorporated herein by reference).

10.1
Increase Joinder and Amendment No. 2 to Credit Agreement, dated August 8, 2022, by and among the Company, Boyd Assets Co., FBC Finance Company, Coffee Bean Holding Co., Inc., Coffee Bean International, Inc. and China Mist Brands, Inc., as borrowers, and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2022 and incorporated herein by reference).

10.2
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

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).
________________

*	Filed herewith
**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Deverl Maserang
Deverl Maserang President and Chief Executive Officer (principal executive officer)
November 3, 2022

By:	/s/ Scott R. Drake
Scott R. Drake Chief Financial Officer (principal financial officer)
November 3, 2022