Form 10-Q
period 2022-12-31
FARMER BROTHERS CO
filed 2023-02-08
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
YES ☐ NO  ☒
As of February 3, 2023, the registrant had 19,953,781 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$17,624	$9,819
Restricted cash	2,316	175
Accounts receivable, net of allowance for credit losses of $190 and $195, respectively	50,313	46,935
Inventories	83,537	99,618
Short-term derivative assets	1,836	3,022
Prepaid expenses	4,480	4,491
Assets held for sale	110	1,032
Total current assets	160,216	165,092
Property, plant and equipment, net	133,726	138,150
Intangible assets, net	14,678	15,863
Right-of-use operating lease assets	27,341	27,957
Other assets	3,033	3,009
Total assets	$338,994	$350,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	62,616	52,877
Accrued payroll expenses	8,925	14,761
Right-of-use operating lease liabilities - current	7,974	7,721
Term loan - current	3,133	3,800
Short term derivative liability	5,352	2,349
Other current liabilities	5,626	6,095
Total current liabilities	93,626	87,603
Long-term borrowings under revolving credit facility	67,000	63,000
Term loan - noncurrent	42,131	40,123
Accrued pension liabilities	28,513	28,540
Accrued postretirement benefits	807	787
Accrued workers’ compensation liabilities	2,704	3,169
Right-of-use operating lease liabilities - noncurrent	19,938	20,762
Other long-term liabilities	1,337	1,339
Total liabilities	$256,056	$245,323
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; no shares outstanding as of December 31, 2022 and 14,700 shares issued and outstanding as of June 30, 2022; liquidation preference of $17,346 as of June 30, 2022	—	15
Common stock, $1.00 par value, 50,000,000 shares authorized; 19,681,943 and 18,464,966 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	19,683	18,466
Additional paid-in capital	74,094	71,997
Retained earnings	31,719	52,701
Accumulated other comprehensive loss	(42,558)	(38,431)
Total stockholders’ equity	$82,938	$104,748
Total liabilities and stockholders’ equity	$338,994	$350,071
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net sales	$132,692	$118,445	$254,073	$226,807
Cost of goods sold	102,303	83,451	197,086	160,359
Gross profit	30,389	34,994	56,987	66,448
Selling expenses	27,220	28,019	54,811	54,028
General and administrative expenses	9,832	11,394	20,319	23,201
Net loss (gains) from sales of assets	55	153	(7,127)	(4,429)
Operating expenses	37,107	39,566	68,003	72,800
Loss from operations	(6,718)	(4,572)	(11,016)	(6,352)
Other (expense) income:
Interest expense	(3,580)	(2,489)	(8,221)	(5,515)
Other, net	(3,270)	1,767	(1,662)	4,211
Total other expense	(6,850)	(722)	(9,883)	(1,304)
Loss before taxes	(13,568)	(5,294)	(20,899)	(7,656)
Income tax expense	40	126	83	188
Net loss	$(13,608)	$(5,420)	$(20,982)	$(7,844)
Less: Cumulative preferred dividends, undeclared and unpaid	—	148	—	295
Net loss available to common stockholders	$(13,608)	$(5,568)	$(20,982)	$(8,139)
Net loss available to common stockholders per common share—basic	$(0.73)	$(0.31)	$(1.09)	$(0.45)
Net loss available to common stockholders per common share—diluted	$(0.73)	$(0.31)	$(1.09)	$(0.45)
Weighted average common shares outstanding—basic	18,723,957	18,106,151	19,243,707	18,034,658
Weighted average common shares outstanding—diluted	18,723,957	18,106,151	19,243,707	18,034,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(13,608)	$(5,420)	$(20,982)	$(7,844)
Other comprehensive (loss) income:
Unrealized (losses) gains on derivatives designated as cash flow hedges	(2,284)	5,132	(2,812)	10,991
Gains on derivatives designated as cash flow hedges reclassified to cost of goods sold	(600)	(3,712)	(1,881)	(5,632)
Losses on derivative instruments undesignated as cash flow hedges reclassified to interest expense, net of tax	279	308	566	622
Total comprehensive loss, net of tax	$(16,213)	$(3,692)	$(25,109)	$(1,863)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2022	14,700	$15	18,464,966	$18,466	$71,997	$52,701	$(38,431)	$104,748
Net loss	—	—	—	—	—	(7,374)	—	(7,374)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(1,521)	(1,521)
401(k) compensation expense, including reclassifications	—	—	257,052	257	940	—	—	1,197
Share-based compensation	—	—	—	—	1,165	—	—	1,165
Issuance of common stock and stock option exercises	—	—	158,744	159	(159)	—	—	—
Conversion and cancellation of preferred shares	(14,700)	(15)	399,208	399	(1,750)	—	—	(1,366)
Balance at September 30, 2022	—	—	19,279,970	19,281	72,193	45,327	(39,952)	96,849
Net loss	—	—	—	—	—	(13,608)	—	(13,608)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(2,606)	(2,606)
401(k) compensation expense, including reclassifications	—	—	264,712	265	1,059	—	—	1,324
Share-based compensation	—	—	—	—	979	—	—	979
Issuance of common stock and stock option exercises	—	—	137,261	137	(137)	—	—	—
Balance at December 31, 2022	—	$—	19,681,943	$19,683	$74,094	$31,719	$(42,558)	$82,938

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	14,700	$15	17,852,793	$17,853	$66,109	$66,311	$(45,329)	$104,959
Net loss	—	—	—	—	—	(2,424)	—	(2,424)
Cash flow hedges, net of taxes	—	—	—	—	—	—	4,253	4,253
ESOP and 401(k) compensation expense, including reclassifications	—	—	51,597	52	619	—	—	671
Share-based compensation	—	—	—	—	721	—	—	721
Issuance of common stock and stock option exercises	—	—	94,407	94	(94)	—	—	—
Conversion and cancellation of preferred shares	—	—	—	—	—	(147)	—	(147)
Balance at September 30, 2021	14,700	15	17,998,797	17,999	67,355	63,740	(41,076)	108,033
Net loss	—	—	—	—	—	(5,420)	—	(5,420)
Cash flow hedges, net of taxes	—	—	—	—	—	—	1,728	1,728
ESOP and 401(k) compensation expense, including reclassifications	—	—	82,437	84	664	—	—	748
Share-based compensation	—	—	—	—	858	—	—	858
Issuance of common stock and stock option exercises	—	—	129,292	129	(618)	—	—	(489)
Conversion and cancellation of preferred shares	—	—	—	—	—	(148)	—	(148)
Balance at December 31, 2021	14,700	$15	18,210,526	$18,212	$68,259	$58,172	$(39,348)	$105,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,982)	$(7,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,316	12,328
Gain on settlement related to Boyd's acquisition	(1,917)	—
Net gains from sales of assets	(7,127)	(4,429)
Net loss (gains) on derivatives instruments	2,074	(7,952)
401(k), ESOP and share-based compensation expense	4,665	2,507
Provision for credit losses	211	301
Change in operating assets and liabilities:
Accounts receivable	(3,589)	(8,458)
Inventories	16,081	(11,634)
Derivative (liabilities) assets, net	(1,668)	8,201
Other assets	(219)	2,273
Accounts payable	9,877	8,237
Accrued expenses and other	(5,159)	(2,125)
Net cash provided by (used in) operating activities	3,563	(8,595)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,714)	(5,887)
Proceeds from sales of property, plant and equipment	9,933	8,175
Net cash provided by investing activities	2,219	2,288
Cash flows from financing activities:
Proceeds from Credit Facilities	54,000	4,000
Repayments on Credit Facilities	(49,383)	(4,000)
Payments of finance lease obligations	(96)	(23)
Payment of financing costs	(357)	(309)
Net cash provided by (used in) financing activities	4,164	(332)
Net increase (decrease) in cash and cash equivalents and restricted cash	9,946	(6,639)
Cash and cash equivalents and restricted cash at beginning of period	9,994	10,438
Cash and cash equivalents and restricted cash at end of period	$19,940	$3,799

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,965	$4,892
Non-cash issuance of ESOP and 401(K) common stock	522	134
Non cash additions to property, plant and equipment	138	406
Cumulative preferred dividends, undeclared and unpaid	—	295

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023.
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
During the six months ended December 31, 2022, there were no significant updates made to the Company’s significant accounting policies.
Cash Equivalents
At December 31, 2022, we had $17.6 million of unrestricted cash and cash equivalents and $2.3 million in restricted cash on deposit in broker accounts to satisfy margin requirements associated with certain coffee-related derivative instruments resulting from a decline in the “C” market price of green coffee during the three months ended December 31, 2022. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity. At June 30, 2022, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Concentration of Credit Risk
At December 31, 2022 and June 30, 2022, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative asset positions.
Approximately 36% and 35% of the Company’s accounts receivable balance was with five customers at December 31, 2022 and June 30, 2022, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The accounts receivables are generally short-term and all estimated credit losses have been appropriately considered in establishing the allowance for credit losses.
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
		Issuance date of March 12, 2020 through December 31, 2024.	The Company does not anticipate any material impacts on its consolidated financial statements.
Note 3. Leases
The Company has entered into leases for building facilities, vehicles and other equipment. The Company’s leases have remaining contractual terms through January 31, 2030, some of which have options to extend the lease for up to 10 years. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease renewal until it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Operating lease expense	$1,986	$1,888	$3,946	$3,670
Finance lease expense:
Amortization of finance lease assets	41	41	82	82
Interest on finance lease liabilities	9	11	18	23
Total lease expense	$2,036	$1,940	$4,046	$3,775
Maturities of lease liabilities are as follows:

	December 31, 2022
(In thousands)	Operating Leases	Finance Leases
2023	$4,001	$96
2024	7,829	193
2025	6,650	193
2026	5,567	96
2027	4,127	—
Thereafter	4,008	—
Total lease payments	32,182	578
Less: interest	(4,270)	(54)
Total lease obligations	$27,912	$524

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Lease term and discount rate:

	December 31, 2022	June 30, 2022
Weighted-average remaining lease terms (in years):
Operating lease	6.3	6.3
Finance lease	3.0	3.5

Weighted-average discount rate:
Operating lease	6.00%	5.69%
Finance lease	6.50%	6.50%
Other Information:

	Six Months Ended December 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,882	$3,351
Operating cash flows from finance leases	18	73
Financing cash flows from finance leases	96	23
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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at December 31, 2022 and June 30, 2022:

(In thousands)	December 31, 2022	June 30, 2022
Derivative instruments designated as cash flow hedges:
Long coffee pounds	3,638	4,200
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	8,377	516
Short coffee pounds	(4,688)	—
Total	7,327	4,716
Coffee-related derivative instruments designated as cash flow hedges outstanding as of December 31, 2022 will expire within 12 months. At December 31, 2022 and June 30, 2022 approximately 50% and 89%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
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
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the three months ended September 30, 2020, the Company de-designated the Rate Swap derivative instrument. As a result, the balance in accumulated other comprehensive income, or “AOCI” was frozen at the time of de-designation. The Company recognized $0.3 million and $0.6 million, out of AOCI and into interest expense for the three and six months ended

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

December 31, 2022. The remaining balance of $0.8 million frozen in AOCI will be amortized over the life of the Rate Swap through October 11, 2023.
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
Fair values of derivative instruments on the Company’s consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
(In thousands)	December 31, 2022	June 30, 2022	December 31, 2022	June 30, 2022
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments (1)	$271	$2,144	$295	$555
Interest rate swap derivative instruments (1)	—	—	1,270	323
Long-term derivative assets:
Coffee-related derivative instruments (2)	—	37	—	140
Interest rate swap derivative instruments (2)	—	—	—	166
Short-term derivative liabilities:
Coffee-related derivative instruments (3)	885	3	4,467	2,346
________________
(1) Included in “Short-term derivative assets” on the Company's consolidated balance sheets.
(2) Included in “Long-term derivative assets” on the Company's consolidated balance sheets.
(3) Included in “Short-term derivative liabilities” on the Company's consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses for the Company's derivative instruments designated as cash flow hedges, as recognized in “AOCI,” “Cost of goods sold” and “Interest expense”.

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
(In thousands)	2022	2021	2022	2021
Net (gains) losses recognized from AOCI to earnings - Interest rate swap	(6)	(4)	386	(4)	Interest Expense
Net losses reclassified from AOCI to earnings for de-designated Interest rate swap	(273)	(304)	(952)	(618)	Interest Expense
Net (losses) gains recognized in AOCI - Coffee-related	(2,284)	5,132	(2,812)	10,991	AOCI
Net gains recognized in earnings - Coffee - related	600	3,712	1,881	5,632	Cost of goods sold
For the three and six months ended December 31, 2022 and 2021, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net (gains) losses on derivative instruments in the Company’s consolidated statements of cash flows also include net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and six months ended December 31, 2022 and 2021. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s consolidated statements of operations and in Net (gains) losses on derivative instruments in the Company’s consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Net (losses) gains on coffee-related derivative instruments (1)	$(4,167)	$872	$(3,605)	$2,422
Non-operating pension and other postretirement benefits	727	895	1,455	1,789
Other gains, net	170	—	488	—
Other, net	$(3,270)	$1,767	$(1,662)	$4,211
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and six months ended December 31, 2022 and 2021.
Statement of Comprehensive Income (Loss)
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Accumulated other comprehensive income beginning balance	$(170)	$(8,429)	$(1,692)	$(4,176)

Net (gains) losses recognized from AOCI to earnings - Interest rate swap	(6)	(4)	386	(4)

Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	(273)	(304)	(952)	(618)
Net losses (gains) recognized in AOCI - Coffee-related	2,284	(5,132)	2,812	(10,991)
Net gains recognized in earnings - Coffee-related	600	3,712	1,881	5,632
Accumulated other comprehensive income ending balance	$2,435	$(10,157)	$2,435	$(10,157)
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
December 31, 2022	Derivative Assets	$1,836	$(566)	$—	$1,270
	Derivative Liabilities	5,352	(566)	—	4,786
June 30, 2022	Derivative Assets	3,365	(2,349)	—	1,016
	Derivative Liabilities	2,349	(2,349)	—	—
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at December 31, 2022, $1.5 million of net losses on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of December 31, 2022.
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the three months ended September 30, 2020, the Company de-designated the Rate Swap derivative instrument. The frozen AOCI is subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of December 31, 2022, $0.8 million of net losses on the Rate Swap de-designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2022
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$271	$—	$271	$—
Coffee-related derivative liabilities (1)	885	—	885	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	295	—	295	—
Coffee-related derivative liabilities (1)	4,467	—	4,467	—
Interest rate swap derivative asset (2)	1,270	—	1,270	—

	Total	Level 1	Level 2	Level 3
June 30, 2022
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$2,181	$—	$2,181	$—
Coffee-related derivative liabilities (1)	3	—	3	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	695	—	695	—
Coffee-related derivative liabilities (1)	2,346	—	2,346	—
Interest rate swap derivative asset (2)	489	—	489	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
(2)The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.
Note 6. Accounts Receivable, Net

(In thousands)	December 31, 2022	June 30, 2022
Trade receivables	$49,132	$44,219
Other receivables (1)	1,371	2,911
Allowance for credit losses	(190)	(195)
Accounts receivable, net	$50,313	$46,935
__________
(1) Includes vendor rebates and other non-trade receivables.
There was no material change in the allowance for credit losses during the six months ended December 31, 2022.
Note 7. Inventories

(In thousands)	December 31, 2022	June 30, 2022
Coffee
Processed	$21,934	$32,486
Unprocessed	34,273	39,326
Total	$56,207	$71,812
Tea and culinary products
Processed	22,969	24,034
Unprocessed	58	58
Total	$23,027	$24,092
Coffee brewing equipment parts	4,303	3,714
Total inventories	$83,537	$99,618
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 8. Property, Plant and Equipment

(In thousands)	December 31, 2022	June 30, 2022
Buildings and facilities	$93,038	$92,948
Machinery, vehicles and equipment	218,841	219,095
Capitalized software	12,170	25,467
Office furniture and equipment	12,049	14,347
	$336,098	$351,857
Accumulated depreciation	(213,425)	(224,760)
Land	11,053	11,053
Property, plant and equipment, net	$133,726	$138,150
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	December 31, 2022	June 30, 2022
Coffee Brewing Equipment	$93,934	$93,549
Accumulated depreciation	(68,520)	(68,938)
Coffee Brewing Equipment, net	$25,414	$24,611
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Depreciation expense in COGS	$1,810	$1,905	$3,618	$3,869
CBE Costs excl. depreciation exp	7,215	5,702	14,419	11,750
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.
Note 9. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets:

		December 31, 2022			June 30, 2022
(In thousands)	Weighted Average Amortization Period as of December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	4.2	$33,003	$(22,992)	$10,011	$33,003	$(21,893)	$11,110
Recipes	0.8	930	(819)	111	930	(752)	178
Trade name/brand name	0.9	510	(476)	34	510	(457)	53
Total amortized intangible assets		$34,443	$(24,287)	$10,156	$34,443	$(23,102)	$11,341
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$4,522	$—	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$4,522	$—	$4,522
Total intangible assets		$38,965	$(24,287)	$14,678	$38,965	$(23,102)	$15,863
Aggregate amortization expense for the three months ended December 31, 2022 and 2021 was $0.6 million in each period. Aggregate amortization expense for the six months ended December 31, 2022 and 2021 was $1.2 million in each period.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 10. Employee Benefit Plans
Single Employer Pension Plans
As of December 31, 2022, the Company has two defined benefit pension plans for certain employees, the "Farmer Bros. Plan" and the “Hourly Employees' Plan”. The Company froze benefit accruals and participation in these plans effective June 30, 2011 and October 1, 2016, respectively. After the plan freezes, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.
The net periodic benefit (credit) cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Interest cost	$1,156	$848	$2,312	$1,696
Expected return on plan assets	(1,009)	(1,237)	(2,018)	(2,474)
Amortization of net loss (1)	281	339	563	678
Net periodic benefit (credit) cost	$428	$(50)	$857	$(100)
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	December 31, 2022	June 30, 2022
Discount rate	4.50%	2.60%
Expected long-term return on plan assets	6.50%	6.25%
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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Contributions to WCTPP	$378	$226	$665	$471
Contributions to All Other Plans	8	10	16	17
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Beginning in January 2022, the Company amended the 401(k) Match, whereby the Company on a quarterly basis, will contribute, instead of cash, shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”) with a value equal to 50% of any non-union employee's annual contribution to the 401(k) Plan, up to 6% of such employee's eligible income. The terms of the match are substantially the same as the safe-harbor non-elective contribution. The Company recorded matching contributions of $0.6 million and $1.1 million in operating expenses in the three and six months ended December 31, 2022, respectively and $0.5 million and $1.1 million in operating expenses in the three and six months ended December 31, 2021, respectively.
Additionally, the Company makes an annual safe harbor non-elective contribution of Common Stock equal to 4% of each eligible participant’s annual plan compensation. During the three months ended December 31, 2022 and 2021, the Company contributed a total of 264,712 and 82,437 of shares Common Stock with a value of $0.6 million and $0.7 million, respectively, to eligible participants’ annual plan compensation. During the six months ended December 31, 2022 and 2021, the Company contributed a total of 521,764 and 134,034 of shares Common Stock with a value of $1.2 million and $1.3 million, respectively, to eligible participants’ annual plan compensation.
Effective January 1, 2023, the Company eliminated the 4% non-elective contribution and changed the Company match to 100% of the first 3% each eligible employee contributes plus 50% on the next 2% they contribute.
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
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit Plan for the three and six months ended December 31, 2022 and 2021.

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Components of Net Periodic Postretirement Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	10	7	19	13
Amortization of net gain	—	3	—	6
Net periodic postretirement benefit cost	$10	$10	$19	$19
Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal year
	2023	2022
Retiree Medical Plan discount rate	N/A	N/A
Death Benefit Plan discount rate	4.77%	2.72%

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				December 31, 2022		June 30, 2022
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/26/2027	N/A	$67,000	5.05%	$63,000	2.75%
Term Loan	8/31/2022	4/26/2027	$47,000	46,217		45,600
				113,217		108,600
Unamortized deferred debt financing costs				(953)		(1,677)
Total				$112,264		$106,923
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
New Term Loan Facility
On August 31, 2022, the Company entered into Amendment No. 3 to Credit Agreement (the “3rd Amendment”), with the lenders party thereto, and Wells Fargo Bank, as administrative agent for each member of the lender group and as a lender. The 3rd Amendment amends certain terms and conditions of the Revolver Credit Facility by, among other things: (i) adding a new $47.0 million term loan (the “Term Loan”); (ii) extending the maturity date of the Company’s obligations under the Revolver Credit Facility from April 25, 2025 to April 26, 2027; provided, that if the maturity date of the Revolver Commitments is extended on or prior to April 1, 2027 to a date that is after April 26, 2027, then the maturity of the Term

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Loan Facility shall be August 31, 2037; (iii) releasing liens securing the obligations under the Revolver Facility Credit on various real properties owned by the Company; (iv) commencing on or around June 30, 2023, obligating the Company to maintain a Fixed Charge Coverage Ratio, calculated for each 12-month period ending on the last day of each fiscal month, of at least 1:00 to 1:00; and (v) lowering the Letter of Credit Fee payable with respect to letters of credit issued under the Credit Agreement from 2.25% to 1.75% of the average amount of the Letter of Credit Usage during the immediately preceding month.
The proceeds of the Term Loan Facility were used to repay the outstanding term loans under the Term Credit Facility Agreement. With the repayment of the Company’s outstanding loans and other obligations under the Term Credit Facility Agreement, the Company is no longer subject to the minimum EBITDA covenants contained therein. As part of the refinancing transaction, the Company expensed $1.5 million in unamortized deferred financing costs, discount and payoff premium for the six months ended December 31, 2022, which are included in interest expense on the consolidated statement of operations.
Covenant Compliance
The Term Loan Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company's and its subsidiaries' ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, transfer and sell material assets and merge or consolidate. As of December 31, 2022, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility and the Term Loan Facility (collectively, the “Credit Facilities”). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Term Loan Facility Agreement and the Revolver Credit Facility becoming immediately due and payable and termination of the commitments which could impact our liquidity. Accordingly, an event of default could have a material and adverse impact on us. If we are unable to cure, obtain a waiver from the lenders, or refinance the Credit Facilities, we anticipate not being able to meet the current contractual covenant beginning June 30, 2023. We consider it probable that management’s plans, including the options described above, will be able to alleviate the potential noncompliance with the debt covenant prior to June 30, 2023.
Interest Rate Swap
In connection with the Revolver Credit Facility and Prior Term Loan Facility, the Company executed the Amended Rate Swap. Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original interest rate swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap.
Beginning with the quarter ended December 31, 2022, the Company is required to make monthly principal payments on the Term Loan debt obligation in the amount of $261 thousand. At December 31, 2022, the Company had outstanding borrowings on the Revolver Credit Facility of $67.0 million and had utilized $4.1 million of the letters of credit sublimit. At December 31, 2022, we had $14.3 million available on our Revolver Credit Facility.
Note 12. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of December 31, 2022, there were 1,455,761 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
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
Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of December 31, 2022, there were 60,475 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted during the six months ended December 31, 2022.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes NQO activity for six months ended December 31, 2022:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2022	450,687	12.39	4.34	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	(11,807)	15.94	—	—
Expired	(27,973)	19.77	—	—
Outstanding at December 31, 2022	410,907	11.79	3.83	$—
Exercisable at December 31, 2022	366,929	12.30	3.78	$—
The aggregate intrinsic values outstanding at the end of period in the table above represent the total pretax intrinsic values, based on the closing price of Common Stock of $4.61 and $4.69 at December 31, 2022 and June 30, 2022, respectively, representing the last trading day of the respective periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. NQOs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during six months ended December 31, 2022 and 2021.
At December 31, 2022 and June 30, 2022, respectively, there was $32.7 thousand and $0.2 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at December 31, 2022 is expected to be recognized over the weighted average period of four months. Total compensation expense for NQOs was $23.5 thousand and $0.2 million for the three months ended December 31, 2022 and 2021, respectively. Total compensation expense for NQOs was $0.1 million and $0.3 million for the six months ended December 31, 2022 and 2021, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the six months ended December 31, 2022:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2022	2,212	30.91	0.83	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	(1,221)	29.48	—	—
Outstanding at December 31, 2022	991	32.84	0.86	$—
Exercisable at December 31, 2022	991	32.84	0.86	$—
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $4.61 and $4.69 at December 31, 2022 and June 30, 2022, respectively, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates.
There were no options exercised during six months ended December 31, 2022 and 2021.
At December 31, 2022 and June 30, 2022, there was no unrecognized PNQ compensation cost. There was no compensation expense related to PNQs in the three and six months ended December 31, 2022 and 2021.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Restricted Stock
The following table summarizes restricted stock activity for the six months ended December 31, 2022:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2022	816,811	6.67
Granted	486,196	6.15
Vested/Released	(312,925)	6.64
Cancelled/Forfeited	(80,395)	6.15
Outstanding and nonvested at December 31, 2022	909,687	6.56
The weighted average grant date fair value of RSUs granted during the quarters ended December 31, 2022 and 2021 were $6.15 and $8.22, respectively. The total grant-date fair value of restricted stock granted during the six months ended December 31, 2022 was $3.2 million. The total fair value of awards vested during the six months ended December 31, 2022 and 2021 were $1.6 million and $2.2 million, respectively.
At December 31, 2022 and June 30, 2022, there was $5.0 million and $3.9 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at December 31, 2022 is expected to be recognized over the weighted average period of 2.2 years. Total compensation expense for restricted stock was $0.7 million and $0.6 million, respectively, in the three months ended December 31, 2022 and 2021. Total compensation expense for restricted stock was $1.4 million and $1.0 million, respectively, in the six months ended December 31, 2022 and 2021.
Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the six months ended December 31, 2022:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded (1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2022	456,993	6.16
Granted (1)	214,842	6.40
Vested/Released	—	—
Cancelled/Forfeited	(19,540)	15.35
Outstanding and nonvested at December 31, 2022	652,295	5.96
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 200% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
The weighted average grant date fair value of PBRSUs granted during the quarters ended December 31, 2022 and 2021 were $6.40 and $8.91, respectively. The total grant-date fair value of PBRSUs granted during the six months ended December 31, 2022 was $1.4 million. The total fair value of awards vested during the six months ended December 31, 2021 were $3.2 thousand.
At December 31, 2022 and June 30, 2022, there was $2.6 million and $1.7 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at December 31, 2022 is expected to be recognized over the weighted average period of 2.1 years. Total compensation expense for PBRSUs was $0.2 million and $183.6 thousand, respectively, for the three months ended December 31, 2022 and 2021. Total compensation expense for PBRSUs was $0.4 million and $0.3 million, respectively, for the six months ended December 31, 2022 and 2021.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes CSRSU activity for the six months ended December 31, 2022:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2022	145,645	6.36
Granted	178,099	6.40
Vested/Released	(42,670)	6.24
Cancelled/Forfeited	(55,351)	6.10
Outstanding and nonvested at December 31, 2022	225,723	6.47
The weighted average grant date fair value of CSRSUs granted during the quarters ended December 31, 2022 and 2021 were $6.40 and $8.91, respectively. The total grant-date fair value of CSRSUs granted during the six months ended December 31, 2022 was $1.1 million. The total fair value of awards vested during the six months ended December 31, 2022 and 2021 was $0.2 million and $0.4 million, respectively.
At December 31, 2022 and June 30, 2022, there was $1.0 million and $0.6 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at December 31, 2022 is expected to be recognized over the weighted average period of 2.5 years. Total compensation expense for CSRSUs was $0.1 million and $0.1 million, respectively for the three months ended December 31, 2022 and 2021. Total compensation expense for CSRSUs was $0.1 million and $0.1 million, respectively for the six months ended December 31, 2022 and 2021.
Note 13. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	December 31, 2022	June 30, 2022
Accrued workers’ compensation liabilities	$851	$947
Finance lease liabilities	193	193
Other (1)	4,582	4,955
Other current liabilities	$5,626	$6,095
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 14. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	December 31, 2022	June 30, 2022
Deferred compensation (1)	$255	$195
Finance lease liabilities	347	409
Deferred income taxes and other liabilities	735	735
Other long-term liabilities	$1,337	$1,339
___________
(1) Includes payroll taxes and cash-settled restricted stock units liabilities.
Note 15. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Income tax expense	$40	$126	$83	$188
Effective tax rate	(0.3)%	(2.4)%	(0.4)%	(2.5)%
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Tax expense in the three months ended December 31, 2022 was $40 thousand compared to $0.1 million in the three months ended December 31, 2021, which primarily relates to state income tax expense in certain jurisdictions. Tax expense in the six months ended December 31, 2022 was $83 thousand compared to $0.2 million in the six months ended December 31, 2021, which primarily relates to state income tax expense in certain jurisdictions.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of December 31, 2022, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2019. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
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
The following table presents the computation of basic and diluted net earnings loss per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Undistributed net loss available to common stockholders	$(13,608)	$(5,334)	$(20,982)	$(7,830)
Undistributed net loss available to nonvested restricted stockholders and holders of convertible preferred stock	—	(234)	—	(309)
Net loss available to common stockholders - basic	$(13,608)	$(5,568)	$(20,982)	$(8,139)

Weighted average common shares outstanding - basic	18,723,957	18,106,151	19,243,707	18,034,658
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—
Weighted average common shares outstanding - diluted	18,723,957	18,106,151	19,243,707	18,034,658
Net loss available to common stockholders per common share—basic	$(0.73)	$(0.31)	$(1.09)	$(0.45)
Net loss available to common stockholders per common share—diluted	$(0.73)	$(0.31)	$(1.09)	$(0.45)
The following table summarizes weighted average anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Shares issuable under stock options	410,907	481,429	410,907	487,088
Shares issuable under convertible preferred stock	—	444,849	—	444,849
Shares issuable under PBRSUs	501,141	498,210	469,297	437,211
Note 17. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock. There are no preferred shares issued and outstanding as of December 31, 2022.
Effective August 25, 2022, 12,964 shares of Series A Preferred Stock were converted into 399,208 shares of common stock at a conversion price of $38.32, in accordance with the terms of the Company’s Designation of Series A Preferred Stock. The terms of the Series A Preferred Stock are disclosed in Note 20 to the Consolidated Financial Statements included in the 2022 Form 10-K.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The shares of Series A Preferred Stock were originally issued to Boyd Coffee Company (now known as BCC Newco, Inc.) (“BCC”), on October 2, 2017, pursuant to that certain Asset Purchase Agreement, dated as of August 18, 2017 (the “Purchase Agreement”), by and among the Company, Boyd Assets Co., a Delaware corporation and wholly owned subsidiary of the Company, BCC and each of the parties set forth on Exhibit A thereto. 1,736 shares of Series A Preferred Stock originally issued to BCC in accordance with the terms of the Purchase Agreement were previously reacquired and cancelled by the Company as part of a settlement with BCC on July 26, 2022. The shares of Series A Preferred Stock converted represented all of the issued and outstanding shares of Series A Preferred Stock. The Company withheld 914 shares of Series A Preferred Stock pending satisfaction of certain indemnification claims (“Holdback Shares”) against the Seller.
As a result of the settlement entered into with BCC, the Company recorded a $1.9 million gain on settlement with the sellers, in general and administrative expense on the consolidated statement of operations, which included the cancellation of preferred shares and settlement of acquisition related contingent liabilities,
Note 18. Revenue Recognition
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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
(In thousands)	$	% of total	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$82,725	62.3%	$75,506	63.8%	$161,019	63.4%	$146,104	64.4%
Tea & Other Beverages (1)	26,686	20.2%	22,891	19.3%	47,632	18.7%	41,928	18.5%
Culinary	16,372	12.3%	13,913	11.7%	31,269	12.3%	26,988	11.9%
Spices	5,709	4.3%	5,059	4.3%	11,733	4.6%	10,258	4.5%
Net sales by product category	131,492	99.1%	117,369	99.1%	251,653	99.0%	225,278	99.3%
Delivery Surcharge	1,200	0.9%	1,076	0.9%	2,420	1.0%	1,529	0.7%
Net sales	$132,692	100.0%	$118,445	100.0%	$254,073	100.0%	$226,807	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of December 31, 2022. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets. At December 31, 2022 and June 30, 2022, “Accounts receivable, net” included, $49.1 million and $44.2 million, respectively, in receivables from contracts with customers.
Note 19. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2022 Form 10-K. During the six months ended December 31, 2022, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of December 31, 2022, the Company had committed to purchase green coffee inventory totaling $76.2 million under fixed-price contracts, and $14.6 million in inventory and other purchases under non-cancelable purchase orders.

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
The Company believe that the likelihood that the Company will ultimately incur a loss in connection with this litigation is less than reasonably possible.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 20. Sales of Assets
Sale of Branch Property
During the six months ended December 31, 2022, the Company completed the sale of the following branch properties:

(In thousands)
Name of Branch Property	Date Sold	Sales Price	Net Proceeds	Gain on Sale
Portland, Oregon	9/23/2022	$1,990	$1,880	$1,770
San Diego, California	9/19/2022	7,574	7,169	6,425
Fresno, California	10/7/2022	760	716	648

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 2, 2022 (the “2022 Form 10-K”), as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.
Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, severe weather, levels of consumer confidence in national and local economic business conditions, the impact of labor shortages, the increase of costs due to inflation, an economic downturn caused by any pandemic, epidemic or other disease outbreak, comparable or similar to COVID-19, the success of our turnaround strategy, the impact of capital improvement projects, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in our performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees, our success in adapting to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, including any effects from inflation, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.
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

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2022	2021	Change	% Change	2022	2021	Change	% Change
Income Statement Data:
Net sales	$132,692	$118,445	$14,247	12.0%	$254,073	$226,807	$27,266	12.0%
Gross margin	22.9%	29.5%	(6.6)%	NM	22.4%	29.3%	(6.9)%	NM
Operating expenses as a % of sales	28.0%	33.4%	5.4%	NM	26.8%	32.1%	5.3%	NM
Loss from operations	$(6,718)	$(4,572)	$(2,146)	(46.9)%	$(11,016)	$(6,352)	$(4,664)	(73.4)%
Net loss	$(13,608)	$(5,420)	$(8,188)	(151.1)%	$(20,982)	$(7,844)	$(13,138)	(167.5)%

Operating Data:
Coffee pounds sold	17,513	19,793	(2,280)	(11.5)%	34,900	39,669	(4,769)	(12.0)%
EBITDA (1)	$(5,489)	$2,389	$(7,878)	(329.8)%	$(3,693)	$8,478	$(12,171)	(143.6)%
EBITDA Margin (1)	(4.1)%	2.0%	(6.1)%	NM	(1.5)%	3.7%	(5.2)%	NM
Adjusted EBITDA (1)	$(3,074)	$4,499	$(7,573)	(168.3)%	$(7,947)	$7,988	$(15,935)	(199.5)%
Adjusted EBITDA Margin (1)	(2.3)%	3.8%	(6.1)%	NM	(3.1)%	3.5%	(6.6)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	62.3%	63.8%	(1.5)%	(2.4)%	63.4%	64.4%	(1.0)%	(1.6)%
Tea & Other Beverages (2)	20.2%	19.3%	0.9%	4.7%	18.7%	18.5%	0.2%	1.1%
Culinary	12.3%	11.7%	0.6%	5.1%	12.3%	11.9%	0.4%	3.4%
Spices	4.3%	4.3%	—%	—%	4.6%	4.5%	0.1%	2.2%
Net sales by product category	99.1%	99.1%	—%	NM	99.0%	99.3%	(0.4)%	NM
Delivery Surcharge	0.9%	0.9%	—%	NM	1.0%	0.7%	0.3%	NM
Net sales	100.0%	100.0%	—%	—%	100.0%	100.0%	—%	—%

Other data:
Capital expenditures related to maintenance	$4,657	$2,666	$(1,991)	(74.7)%	$7,505	$4,908	$(2,597)	(52.9)%
Total capital expenditures	4,725	3,335	(1,390)	(41.7)%	7,714	5,887	(1,827)	(31.0)%
Depreciation and amortization expense	5,664	6,049	385	6.4%	11,316	12,328	1,012	8.2%
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

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and six months ended December 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net sales	$132,692	$118,445	$14,247	12.0%	$254,073	$226,807	$27,266	12.0%
Cost of goods sold	102,303	83,451	(18,852)	(22.6)%	197,086	160,359	(36,727)	(22.9)%
Gross profit	30,389	34,994	(4,605)	(13.2)%	56,987	66,448	(9,461)	(14.2)%
Selling expenses	27,220	28,019	799	2.9%	54,811	54,028	(783)	(1.4)%
General and administrative expenses	9,832	11,394	1,562	13.7%	20,319	23,201	2,882	12.4%
Net loss (gains) from sales of assets	55	153	98	NM	(7,127)	(4,429)	2,698	60.9%
Operating expenses	37,107	39,566	2,459	6.2%	68,003	72,800	4,797	6.6%
Loss from operations	(6,718)	(4,572)	(2,146)	(46.9)%	(11,016)	(6,352)	(4,664)	(73.4)%
Other (expense) income:
Interest expense	(3,580)	(2,489)	(1,091)	(43.8)%	(8,221)	(5,515)	(2,706)	(49.1)%
Other, net	(3,270)	1,767	(5,037)	NM	(1,662)	4,211	5,873	NM
Total other expense	(6,850)	(722)	(6,128)	NM	(9,883)	(1,304)	(8,579)	NM
Loss before taxes	(13,568)	(5,294)	(8,274)	(156.3)%	(20,899)	(7,656)	(13,243)	(173.0)%
Income tax expense	40	126	86	NM	83	188	105	NM
Net loss	$(13,608)	$(5,420)	(8,188)	(151.1)%	$(20,982)	$(7,844)	(13,138)	(167.5)%
Less: Cumulative preferred dividends, undeclared and unpaid	—	148	148	100.0%	—	295	295	100.0%
Net loss available to common stockholders	$(13,608)	$(5,568)	(8,040)	(144.4)%	$(20,982)	$(8,139)	(12,843)	(157.8)%
___________
NM - Not Meaningful
Three and Six Months Ended December 31, 2022 Compared to Three and Six Months Ended December 31, 2021
Net Sales
Net sales in the three months ended December 31, 2022 increased $14.2 million, or 12.0%, to $132.7 million from $118.4 million in the three months ended December 31, 2021. Net sales in the six months ended December 31, 2022 increased $27.3 million, or 12.0%, to $254.1 million from $226.8 million in the six months ended December 31, 2021. The increase in net sales for the three and six months ended December 31, 2022 was primarily due to higher pricing compared to prior periods, partially offset by a decline in sales volume primarily with the direct ship sales channel.
The following table presents the effect of changes in unit sales, and unit pricing and product mix in the three and six months ended December 31, 2022 compared to the same period in the prior fiscal year (in millions):

	Three Months Ended December 31, 2022 vs. 2021	Six Months Ended December 31, 2022 vs. 2021
Effect of change in unit sales	$(15.5)	$(31.0)
Effect of pricing and product mix changes	29.7	58.3
Total increase in net sales	$14.2	$27.3
Unit sales decreased 10.4% and average unit price increased by 25.0% in the three months ended December 31, 2022 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 12.0%. Unit sales decreased 10.9% and average unit price increased by 25.8% in the six months ended December 31, 2022 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 12.0%. Average unit price increased during the three and six months ended December 31, 2022 due to a higher mix of product sold via our DSD network versus Direct ship, as Direct ship has a lower average unit price. There were no new product category introductions which had a material impact on our net sales in the six months ended December 31, 2022 or 2021.
Gross Profit
Gross profit decreased to $30.4 million for the three months ended December 31, 2022, compared to $35.0 million for the three months ended December 31, 2021. Gross margin decreased to 22.9% for the three months ended December 31, 2022 from 29.5% for the three months ended December 31, 2021. The decrease in gross profit was primarily due to higher product costs and an increase in underlying commodities pricing compared to the same period in the prior fiscal year.

Gross profit decreased to $57.0 million for the six months ended December 31, 2022, compared to $66.4 million for the six months ended December 31, 2021. Gross margin decreased to 22.4% for the six months ended December 31, 2022 from 29.3% for the six months ended December 31, 2021. The decrease in gross profit was primarily due to higher product costs and an increase in underlying commodities pricing compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended December 31, 2022, operating expenses decreased $2.5 million to $37.1 million, or 28.0% of net sales, from $39.6 million, or 33.4% of net sales in the prior year period. This decrease was due to a $1.6 million decrease in general and administrative expenses, and a $0.8 million decrease in selling expenses. The decrease in general and administrative expenses during the three months ended December 31, 2022 was primarily due to a decrease in incentive compensation expense.
In the six months ended December 31, 2022, operating expenses decreased $4.8 million to $68.0 million, or 26.8% of net sales, from $72.8 million, or 32.1% of net sales in the prior year period. This decrease was due to $2.9 million decrease in general and administrative expenses and a $2.7 million increase in net gains from the sale of branch properties and other assets during the six months ended December 31, 2022, offset by a $0.8 million increase in selling expenses. The increase in selling expenses during the six months ended December 31, 2022 was primarily due to an increase in payroll related costs. The decrease in general and administrative expenses during the six months ended December 31, 2022 was primarily due to a decrease in incentive compensation expense and $1.9 million gain on settlement related to the acquisition of Boyd Coffee Company, which included the cancellation of shares of Series A Preferred Stock and settlement of liabilities, partially offset by an increase in contract services.
Total Other Expense
Total other expense for the three months ended December 31, 2022 increased $6.1 million to $6.9 million compared to $0.7 million of expense in the three months ended December 31, 2021. Total other expense for the six months ended December 31, 2022 increased $8.6 million to $9.9 million compared to $1.3 million of expense in the six months ended December 31, 2021.
Interest expense in the three months ended December 31, 2022 increased $1.1 million to $3.6 million from $2.5 million in the prior year period. Interest expense in the six months ended December 31, 2022 increased $2.7 million to $8.2 million from $5.5 million in the prior year period. The increase is primarily related to the write off of $1.5 million in deferred financing costs, discount and payoff premium incurred as a result of the refinancing transaction on August 31, 2022, an increase in debt obligations, and an increase in interest rates compared to the prior year period.
Other, net in the three months ended December 31, 2022 decreased by $5.0 million to Other Expense of $3.3 million compared to Other Income of $1.8 million in the prior year period. Other, net in the six months ended December 31, 2022 decreased by $5.9 million to Other Expense of $1.7 million compared to Other Income of $4.2 million in the prior year period. The change was primarily a result of mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges in the current period compared to net mark-to-market gains in the prior year period. The mark-to-market losses are primarily due to a decrease in the coffee-related commodity market.
Income Taxes
In the three months ended December 31, 2022 and December 31, 2021, we recorded income tax expense of $40.0 thousand and $0.1 million, respectively. In the six months ended December 31, 2022 and December 31, 2021, we recorded income tax expense of $83.0 thousand and $0.2 million, respectively. See Note 15, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
“Adjusted EBITDA” is defined as net loss excluding the impact of:
•income tax expense;
•interest expense;
•depreciation and amortization expense;
•401(k), ESOP and share-based compensation expense;
•gain on settlement with Boyd’s sellers;
•net loss (gains) from sales of assets; and
•severance costs.
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
Set forth below is a reconciliation of reported net loss to EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Net loss, as reported	$(13,608)	$(5,420)	$(20,982)	$(7,844)
Income tax expense	40	126	83	188
Interest expense (1)	2,415	1,634	5,890	3,806
Depreciation and amortization expense	5,664	6,049	11,316	12,328
EBITDA	$(5,489)	$2,389	$(3,693)	$8,478
EBITDA Margin	(4.1)%	2.0%	(1.5)%	3.7%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.

Set forth below is a reconciliation of reported net loss to Adjusted EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Net loss, as reported	$(13,608)	$(5,420)	$(20,982)	$(7,844)
Income tax expense	40	126	83	188
Interest expense (1)	2,415	1,634	5,890	3,806
Depreciation and amortization expense	5,664	6,049	11,316	12,328
401(k), ESOP and share-based compensation expense	2,302	1,605	4,499	2,997
Gain on settlement with Boyd's sellers (2)	—	—	(1,918)	—
Net loss (gains) from sale of assets	55	153	(7,127)	(4,429)
Severance costs	58	352	292	942
Adjusted EBITDA	$(3,074)	$4,499	$(7,947)	$7,988
Adjusted EBITDA Margin	(2.3)%	3.8%	(3.1)%	3.5%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
(2) Result of the settlement related to the acquisition of Boyd Coffee Company which included the cancellation of shares of Series A Preferred Stock and settlement of liabilities.
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
We operate production facilities in Northlake, Texas and Portland, Oregon. We distribute our products from our Northlake, Texas and Portland, Oregon production facilities, as well as separate distribution centers in Portland, Oregon; Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 241 delivery routes and 102 branch warehouses as of December 31, 2022, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the spread of the pandemic and resulting governmental actions have decreased the demand for our products. An economic downturn caused by any pandemic, epidemic or other disease outbreak, comparable or similar to COVID-19, may also cause substantial changes in consumer behavior and demand for our products, adversely affecting results of operations and our financial position, some of which we may not be able to predict with certainty.
For other impacts of the COVID-19 pandemic, please see “Item 1A. Risk Factors” in our 2022 Form 10‑K, which is accessible on the SEC’s website at www.sec.gov.

Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				December 31, 2022		June 30, 2022
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/26/2027	N/A	$67,000	5.05%	$63,000	2.75%
Term Loan	8/31/2022	4/26/2027	$47,000	46,217		45,600
Total				$113,217		$108,600
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
The Credit Facilities contain customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facilities becoming immediately due and payable and termination of the commitments. As of and through December 31, 2022, we were in compliance with all of the covenants under the Credit Facilities.
Failure to comply with these covenants would result in a default which could accelerate the repayment obligations and impact our liquidity. Accordingly, an event of default could have a material and adverse impact on us. If we are unable to cure, obtain a waiver from the lenders, or refinance the Credit Facilities, we anticipate not being able to meet the current contractual covenant beginning June 30, 2023. We consider it probable that management’s plans, including the options described above, will be able to alleviate the potential noncompliance with the debt covenant prior to June 30, 2023.
The amended Credit Facilities provide us with increased flexibility to proactively manage our liquidity, working capital, and preserving financial liquidity to mitigate the impact of the uncertain business environment resulting from increased costs due to inflation, fluctuations in the coffee commodity markets, and continue to execute on key strategic initiatives.
At December 31, 2022, the Company had outstanding borrowings on the Revolver Credit Facility of $67.0 million and had utilized $4.1 million of the letters of credit sublimit.
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
At December 31, 2022, we had $17.6 million of unrestricted cash and cash equivalents and $2.3 million in restricted cash on deposit in broker accounts to satisfy margin requirements associated with certain coffee-related derivative instruments resulting from a decline in the “C” market price of green coffee during the three months ended December 31, 2022. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity. At December 31, 2022, we had $14.3 million available on our Revolver Credit Facility.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Six Months Ended December 31,
	2022	2021
Consolidated Statements of cash flows data (in thousands)
Net cash provided by (used in) operating activities	$3,563	$(8,595)
Net cash provided by investing activities	2,219	2,288
Net cash provided by (used in) financing activities	4,164	(332)
Net increase (decrease) in cash and cash equivalents and restricted cash	$9,946	$(6,639)
Operating Activities
Net cash provided by operating activities during the six months ended December 31, 2022 was $3.6 million as compared to net cash used in operating activities of $8.6 million in the six months ended December 31, 2021, an increase in cash provided by operations of $12.2 million. The increase primarily reflects a decrease in working capital driven by a decrease in inventory, partially offset by lower cash earnings.
Investing Activities
Net cash provided by investing activities during the six months ended December 31, 2022 was $2.2 million as compared to $2.3 million in the six months ended December 31, 2021. The net change in investing activities was primarily due to an increase of $1.8 million related to proceeds from the sale of property, plant and equipment partially offset by an increase of $1.8 million in fixed asset purchases during the six months ended December 31, 2022.
Financing Activities
Net cash provided by financing activities during the six months ended December 31, 2022 was $4.2 million as compared to net cash used in financing activities of $0.3 million in the six months ended December 31, 2021. The change of $4.5 million was primarily due to net borrowing proceeds of $4.6 million under the Credit Facilities during the six months ended December 31, 2022.
Capital Expenditures
For the six months ended December 31, 2022 and 2021, our capital expenditures paid were $7.7 million and $5.9 million, respectively. In fiscal 2023, we anticipate paying between $14.0 million to $16.0 million in capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facilities.
Depreciation and amortization expenses were $11.3 million and $12.3 million in the six months ended December 31, 2022 and 2021, respectively. We anticipate our depreciation and amortization expense will be approximately $5.9 million to $6.0 million per quarter in the remainder of fiscal 2023 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Purchase Commitments
As of December 31, 2022, the Company had committed to purchase green coffee inventory totaling $76.2 million under fixed-price contracts, and $14.6 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of December 31, 2022, the Company had operating and finance lease payment commitments totaling $28.4 million. Under our Term Loan Facility, the Company is required to make monthly principal repayments of $0.3 million, beginning in the quarter ending December 31, 2022.
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
As of December 31, 2022, the Company did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At December 31, 2022, we had outstanding borrowings on our Revolver Credit Facility of $67.0 million and had utilized $4.1 million of the letters of credit sublimit, as well as $46.2 million of debt outstanding under our Term Loan Facility. The weighted average interest rate on our Revolver Credit Facility was 5.05% with a SOFR applicable margin of 1.75%.
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
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under these Credit Facilities based on the weighted average interest rate on the outstanding borrowings as of December 31, 2022:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$48,200	4.78%	$2,304
–100 basis points	$48,200	5.28%	$2,545
Unchanged	$48,200	6.28%	$3,027
+100 basis points	$48,200	7.28%	$3,509
+150 basis points	$48,200	7.78%	$3,750
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
The following table summarizes the potential impact as of December 31, 2022 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments (1)	$694	$(694)	$670	$(670)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of December 31, 2022. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of December 31, 2022, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 19, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2022 Form 10‑K. During the six months ended December 31, 2022, there have been no material changes to the risk factors disclosed in our 2022 Form 10‑K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.  Defaults Upon Senior Securities
None
Item 4.  Mine Safety Disclosures
Not applicable
Item 5.  Other Information
None

Item 6.	Exhibits

Exhibit No.	Description

3.1
Second Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2023 and incorporated herein by reference).

10.1
Cooperation Agreement, dated October 30, 2022, by and among the Company, the entities and persons listed on Exhibit A thereto, and the entities and persons listed on Exhibit B thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022 and incorporated herein by reference).

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
________________

*	Filed herewith
**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Deverl Maserang
Deverl Maserang President and Chief Executive Officer (principal executive officer)
February 8, 2023

By:	/s/ Scott R. Drake
Scott R. Drake Chief Financial Officer (principal financial officer)
February 8, 2023