Form 10-Q
period 2023-03-31
FARMER BROTHERS CO
filed 2023-05-10
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
YES ☐ NO  ☒
As of May 2, 2023, the registrant had 20,098,027 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,256	$9,819
Restricted cash	175	175
Accounts receivable, net of allowance for credit losses of $439 and $195, respectively	54,098	46,935
Inventories	82,255	99,618
Short-term derivative assets	1,766	3,022
Prepaid expenses	4,757	4,491
Assets held for sale	—	1,032
Total current assets	150,307	165,092
Property, plant and equipment, net	131,399	138,150
Intangible assets, net	14,086	15,863
Right-of-use operating lease assets	26,202	27,957
Other assets	3,053	3,009
Total assets	$325,047	$350,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	65,145	52,877
Accrued payroll expenses	8,329	14,761
Right-of-use operating lease liabilities - current	8,040	7,721
Term loan - current	3,133	3,800
Short term derivative liability	1,560	2,349
Other current liabilities	4,525	6,095
Total current liabilities	90,732	87,603
Long-term borrowings under revolving credit facility	67,000	63,000
Term loan - noncurrent	41,412	40,123
Accrued pension liabilities	28,476	28,540
Accrued postretirement benefits	816	787
Accrued workers’ compensation liabilities	2,704	3,169
Right-of-use operating lease liabilities - noncurrent	18,750	20,762
Other long-term liabilities	1,314	1,339
Total liabilities	$251,204	$245,323
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; no shares outstanding as of March 31, 2023 and 14,700 shares issued and outstanding as of June 30, 2022; liquidation preference of $17,346 as of June 30, 2022	—	15
Common stock, $1.00 par value, 50,000,000 shares authorized; 19,953,781 and 18,464,966 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	19,955	18,466
Additional paid-in capital	75,395	71,997
Retained earnings	20,296	52,701
Accumulated other comprehensive loss	(41,803)	(38,431)
Total stockholders’ equity	$73,843	$104,748
Total liabilities and stockholders’ equity	$325,047	$350,071
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net sales	$124,234	$119,398	$378,306	$346,205
Cost of goods sold	95,563	83,838	292,648	244,197
Gross profit	28,671	35,560	85,658	102,008
Selling expenses	28,325	27,477	83,136	81,505
General and administrative expenses	10,539	11,595	30,858	34,796
Net (gains) loss from sales of assets	(557)	426	(7,685)	(4,003)
Operating expenses	38,307	39,498	106,309	112,298
Loss from operations	(9,636)	(3,938)	(20,651)	(10,290)
Other (expense) income:
Interest expense	(4,210)	(1,591)	(12,431)	(7,106)
Other, net	2,453	1,579	791	5,790
Total other expense	(1,757)	(12)	(11,640)	(1,316)
Loss before taxes	(11,393)	(3,950)	(32,291)	(11,606)
Income tax expense	30	90	113	278
Net loss	$(11,423)	$(4,040)	$(32,404)	$(11,884)
Less: Cumulative preferred dividends, undeclared and unpaid	—	149	—	444
Net loss available to common stockholders	$(11,423)	$(4,189)	$(32,404)	$(12,328)
Net loss available to common stockholders per common share—basic	$(0.57)	$(0.23)	$(1.66)	$(0.68)
Net loss available to common stockholders per common share—diluted	$(0.57)	$(0.23)	$(1.66)	$(0.68)
Weighted average common shares outstanding—basic	19,923,577	18,289,815	19,467,022	18,118,469
Weighted average common shares outstanding—diluted	19,923,577	18,289,815	19,467,022	18,118,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net loss	$(11,423)	$(4,040)	$(32,404)	$(11,884)
Other comprehensive (loss) income:
Unrealized gains (losses) on derivatives designated as cash flow hedges	819	383	(1,993)	11,374
Gains on derivatives designated as cash flow hedges reclassified to cost of goods sold	(331)	(3,110)	(2,213)	(8,742)
Losses on derivative instruments undesignated as cash flow hedges reclassified to interest expense, net of tax	267	294	833	916
Total comprehensive loss, net of tax	$(10,668)	$(6,473)	$(35,777)	$(8,336)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2022	14,700	$15	18,464,966	$18,466	$71,997	$52,701	$(38,431)	$104,748
Net loss	—	—	—	—	—	(7,374)	—	(7,374)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(1,521)	(1,521)
401(k) compensation expense, including reclassifications	—	—	257,052	257	940	—	—	1,197
Share-based compensation	—	—	—	—	1,165	—	—	1,165
Issuance of common stock and stock option exercises	—	—	158,744	159	(159)	—	—	—
Conversion and cancellation of preferred shares	(14,700)	(15)	399,208	399	(1,750)	—	—	(1,366)
Balance at September 30, 2022	—	—	19,279,970	19,281	72,193	45,327	(39,952)	96,849
Net loss	—	—	—	—	—	(13,608)	—	(13,608)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(2,606)	(2,606)
401(k) compensation expense, including reclassifications	—	—	264,712	265	1,059	—	—	1,324
Share-based compensation	—	—	—	—	979	—	—	979
Issuance of common stock and stock option exercises	—	—	137,261	137	(137)	—	—	—
Balance at December 31, 2022	—	—	19,681,943	19,683	74,094	31,719	(42,558)	82,938
Net loss	—	—	—	—	—	(11,423)	—	(11,423)
Cash flow hedges, net of taxes	—	—	—	—	—	—	755	755
401(k) compensation expense, including reclassifications	—	—	271,838	272	773	—	—	1,045
Share-based compensation	—	—	—	—	528	—	—	528
Balance at March 31, 2023	—	$—	19,953,781	$19,955	$75,395	$20,296	$(41,803)	$73,843

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	14,700	$15	17,852,793	$17,853	$66,109	$66,311	$(45,329)	$104,959
Net loss	—	—	—	—	—	(2,424)	—	(2,424)
Cash flow hedges, net of taxes	—	—	—	—	—	—	4,253	4,253
ESOP and 401(k) compensation expense, including reclassifications	—	—	51,597	52	619	—	—	671
Share-based compensation	—	—	—	—	721	—	—	721
Issuance of common stock and stock option exercises	—	—	94,407	94	(94)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(147)	—	(147)
Balance at September 30, 2021	14,700	15	17,998,797	17,999	67,355	63,740	(41,076)	108,033
Net loss	—	—	—	—	—	(5,420)	—	(5,420)
Cash flow hedges, net of taxes	—	—	—	—	—	—	1,728	1,728
ESOP and 401(k) compensation expense, including reclassifications	—	—	82,437	84	664	—	—	748
Share-based compensation	—	—	—	—	858	—	—	858
Issuance of common stock and stock option exercises	—	—	129,292	129	(618)	—	—	(489)
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(148)	—	(148)
Balance at December 31, 2021	14,700	15	18,210,526	18,212	68,259	58,172	(39,348)	105,310
Net loss	—	—	—	—	—	(4,040)	—	(4,040)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(2,433)	(2,433)
ESOP and 401(k) compensation expense, including reclassifications	—	—	90,329	90	1,099	—	—	1,189
Share-based compensation	—	—	—	—	829	—	—	829
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(149)	—	(149)
Balance at March 31, 2022	14,700	$15	18,300,855	$18,302	$70,187	$53,983	$(41,781)	$100,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,404)	$(11,884)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	16,725	18,119
Gain on settlement related to Boyd's acquisition	(1,917)	—
Net gains from sale of assets	(7,685)	(4,003)
Net losses (gains) on derivative instruments	1,189	(12,798)
401(k), ESOP and share-based compensation expense	6,237	4,526
Provision for credit losses	535	437
Change in operating assets and liabilities:
Accounts receivable	(7,698)	(7,559)
Inventories	17,363	(25,610)
Derivative (liabilities) assets, net	(3,751)	13,223
Other assets	(510)	1,989
Accounts payable	12,101	16,921
Accrued expenses and other	(6,468)	(2,988)
Net cash used in operating activities	(6,283)	(9,627)
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,113)	(8,896)
Proceeds from sales of property, plant and equipment	11,507	9,062
Net cash provided by investing activities	394	166
Cash flows from financing activities:
Proceeds from Credit Facilities	54,000	15,000
Repayments on Credit Facilities	(50,167)	(4,950)
Payments of finance lease obligations	(144)	(144)
Payment of financing costs	(363)	(330)
Net cash provided by financing activities	3,326	9,576
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,563)	115
Cash and cash equivalents and restricted cash at beginning of period	9,994	10,438
Cash and cash equivalents and restricted cash at end of period	$7,431	$10,553

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,487	$6,168
Non-cash issuance of ESOP and 401(K) common stock	793	224
Non cash additions to property, plant and equipment	167	435
Cumulative preferred dividends, undeclared and unpaid	—	444

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023.
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
During the nine months ended March 31, 2023, there were no significant updates made to the Company’s significant accounting policies.
Cash Equivalents
At March 31, 2023, we had $7.3 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. The restricted cash is related to a third party service agreement. At March 31, 2023 and June 30, 2022, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Concentration of Credit Risk
At March 31, 2023 and June 30, 2022, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative asset positions.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Approximately 43% and 35% of the Company’s accounts receivable balance was with five customers at March 31, 2023 and June 30, 2022, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The accounts receivable are generally short-term and all estimated credit losses have been appropriately considered in establishing the allowance for credit losses.
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
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”)
The London Interbank Offered Rate (LIBOR) is being discontinued between December 2021 and June 2023. The Company has not entered into any new contracts after December 31, 2021 subject to LIBOR. With the overnight, 1-month, 3-month, 6-month and 12-month USD LIBOR rates being published through June 30, 2023, we will continue to leverage these for the existing contracts.
ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the transition from LIBOR to alternative reference rate.
		Issuance date of March 12, 2020 through December 31, 2024.	The Company does not anticipate any material impacts on its consolidated financial statements.
Note 3. Leases
The Company has entered into leases for building facilities, vehicles and other equipment. The Company’s leases have remaining contractual terms through April 30, 2030, some of which have options to extend the lease for up to 10 years. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease renewal until it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Operating lease expense	$1,964	$1,887	$5,910	$5,557
Finance lease expense:
Amortization of finance lease assets	41	41	123	123
Interest on finance lease liabilities	8	11	27	34
Total lease expense	$2,013	$1,939	$6,060	$5,714
Maturities of lease liabilities are as follows:

	March 31, 2023
(In thousands)	Operating Leases	Finance Leases
2023	$2,013	$48
2024	7,963	193
2025	6,786	193
2026	5,701	96
2027	4,250	—
Thereafter	4,186	—
Total lease payments	30,899	530
Less: interest	(4,109)	(46)
Total lease obligations	$26,790	$484

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Lease term and discount rate:

	March 31, 2023	June 30, 2022
Weighted-average remaining lease terms (in years):
Operating lease	6.1	6.3
Finance lease	2.8	3.5

Weighted-average discount rate:
Operating lease	6.17%	5.69%
Finance lease	6.50%	6.50%
Other Information:

	Nine Months Ended March 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,830	$5,138
Operating cash flows from finance leases	27	34
Financing cash flows from finance leases	144	114
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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at March 31, 2023 and June 30, 2022:

(In thousands)	March 31, 2023	June 30, 2022
Derivative instruments designated as cash flow hedges:
Long coffee pounds	675	4,200
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	412	516
Short coffee pounds	(11,250)	—
Total	(10,163)	4,716
Coffee-related derivative instruments designated as cash flow hedges outstanding as of March 31, 2023 will expire within 12 months. At March 31, 2023 and June 30, 2022 approximately 5% and 89%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
Interest Rate Swap Derivative Instruments
Pursuant to an International Swap Dealers Association, Inc. (“ISDA”) Master Agreement, which was effective March 20, 2019, the Company on March 27, 2019, entered into an interest rate swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Rate Swap”). In December 2019, the Company amended the notional amount to $65.0 million. The Rate Swap was intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company’s revolving credit facility. Under the terms of the Rate Swap, the Company received 1-month LIBOR, subject to a 0% floor, and made payments based on a fixed rate of 2.1975%.
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the three months ended September 30, 2020, the Company de-designated the Rate Swap derivative instrument. As a result, the balance in accumulated other comprehensive income, or “AOCI” was frozen at the time of de-designation. The Company recognized $0.3 million and $0.8 million, out of AOCI and into interest expense for the three and nine months ended

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

March 31, 2023. The remaining balance of $0.5 million frozen in AOCI will be amortized over the life of the Rate Swap through October 11, 2023.
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
Fair values of derivative instruments on the Company’s consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
(In thousands)	March 31, 2023	June 30, 2022	March 31, 2023	June 30, 2022
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments (1)	$106	$2,144	$727	$555
Interest rate swap derivative instruments (1)	—	—	933	323
Long-term derivative assets:
Coffee-related derivative instruments (2)	—	37	—	140
Interest rate swap derivative instruments (2)	—	—	—	166
Short-term derivative liabilities:
Coffee-related derivative instruments (3)	3	3	1,557	2,346
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

	Three Months Ended March 31,		Nine Months Ended March 31,		Financial Statement Classification
(In thousands)	2023	2022	2023	2022
Net (losses) gains recognized from AOCI to earnings - Interest rate swap	$(1)	$(1)	$385	$(6)	Interest Expense
Net losses reclassified from AOCI to earnings for de-designated Interest rate swap	(266)	(293)	(1,218)	(910)	Interest Expense
Net gains (losses) recognized in AOCI - Coffee-related	819	383	(1,993)	11,374	AOCI
Net gains recognized in earnings - Coffee - related	331	3,110	2,213	8,742	Cost of goods sold
For the three and nine months ended March 31, 2023 and 2022, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows also include net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and nine months ended March 31, 2023 and 2022. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s consolidated statements of operations and in Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Net gains (losses) on coffee-related derivative instruments (1)	$1,424	$665	$(2,181)	$3,087
Non-operating pension and other postretirement benefits	727	896	2,182	2,685
Other gains, net	302	18	790	18
Other, net	$2,453	$1,579	$791	$5,790
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and nine months ended March 31, 2023 and 2022.
Statement of Comprehensive Income (Loss)
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Accumulated other comprehensive income (loss) beginning balance	$2,436	$(10,157)	$(1,692)	$(4,176)

Net (losses) gains recognized from AOCI to earnings - Interest rate swap	(1)	(1)	385	(6)

Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	(266)	(293)	(1,218)	(910)
Net (gains) losses recognized in AOCI - Coffee-related	(819)	(383)	1,993	(11,374)
Net gains recognized in earnings - Coffee - related	331	3,110	2,213	8,742
Accumulated other comprehensive income (loss) ending balance	$1,681	$(7,724)	$1,681	$(7,724)
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
March 31, 2023	Derivative Assets	$1,766	$(833)	$—	$933
	Derivative Liabilities	1,560	(833)	—	727
June 30, 2022	Derivative Assets	3,365	(2,349)	—	1,016
	Derivative Liabilities	2,349	(2,349)	—	—
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at March 31, 2023, $1.1 million of net losses on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of March 31, 2023.
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the three months ended September 30, 2020, the Company de-designated the Rate Swap derivative instrument. The frozen AOCI is subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of March 31, 2023, $0.5 million of net losses on the Rate Swap de-designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2023
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$106	$—	$106	$—
Coffee-related derivative liabilities (1)	3	—	3	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	727	—	727	—
Coffee-related derivative liabilities (1)	1,557	—	1,557	—
Interest rate swap derivative asset (2)	933	—	933	—

	Total	Level 1	Level 2	Level 3
June 30, 2022
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$2,181	$—	$2,181	$—
Coffee-related derivative liabilities (1)	3	—	3	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	695	—	695	—
Coffee-related derivative liabilities (1)	2,346	—	2,346	—
Interest rate swap derivative asset (2)	489	—	489	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
(2)The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.
Note 6. Accounts Receivable, Net

(In thousands)	March 31, 2023	June 30, 2022
Trade receivables	$53,824	$44,219
Other receivables (1)	713	2,911
Allowance for credit losses	(439)	(195)
Accounts receivable, net	$54,098	$46,935
__________
(1) Includes vendor rebates and other non-trade receivables.
There was no material change in the allowance for credit losses during the nine months ended March 31, 2023.
Note 7. Inventories

(In thousands)	March 31, 2023	June 30, 2022
Coffee
Processed	$32,095	$32,486
Unprocessed	23,593	39,326
Total	$55,688	$71,812
Tea and culinary products
Processed	22,210	24,034
Unprocessed	71	58
Total	$22,281	$24,092
Coffee brewing equipment parts	4,286	3,714
Total inventories	$82,255	$99,618
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 8. Property, Plant and Equipment

(In thousands)	March 31, 2023	June 30, 2022
Buildings and facilities	$93,115	$92,948
Machinery, vehicles and equipment	218,760	219,095
Capitalized software	11,819	25,467
Office furniture and equipment	12,225	14,347
	$335,919	$351,857
Accumulated depreciation	(215,573)	(224,760)
Land	11,053	11,053
Property, plant and equipment, net	$131,399	$138,150
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	March 31, 2023	June 30, 2022
Coffee Brewing Equipment	$94,105	$93,549
Accumulated depreciation	(68,064)	(68,938)
Coffee Brewing Equipment, net	$26,041	$24,611
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Depreciation expense in COGS	$1,785	$1,829	$5,403	$5,698
CBE Costs excl. depreciation exp	8,950	6,479	23,370	18,242
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.
Note 9. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets:

		March 31, 2023			June 30, 2022
(In thousands)	Weighted Average Amortization Period as of March 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	4.0	$33,003	$(23,542)	$9,461	$33,003	$(21,893)	$11,110
Recipes	0.6	930	(852)	78	930	(752)	178
Trade name/brand name	0.7	510	(485)	25	510	(457)	53
Total amortized intangible assets		$34,443	$(24,879)	$9,564	$34,443	$(23,102)	$11,341
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$4,522	$—	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$4,522	$—	$4,522
Total intangible assets		$38,965	$(24,879)	$14,086	$38,965	$(23,102)	$15,863
Aggregate amortization expense for the three months ended March 31, 2023 and 2022 was $0.6 million in each period. Aggregate amortization expense for the nine months ended March 31, 2023 and 2022 was $1.8 million in each period.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 10. Employee Benefit Plans
Single Employer Pension Plans
As of March 31, 2023, the Company has two defined benefit pension plans for certain employees, the "Farmer Bros. Plan" and the “Hourly Employees' Plan”. The Company froze benefit accruals and participation in these plans effective June 30, 2011 and October 1, 2016, respectively. After the plan freezes, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.
The net periodic benefit cost (credit) for the defined benefit pension plans is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Interest cost	$1,156	$848	$3,468	$2,544
Expected return on plan assets	(1,009)	(1,237)	(3,027)	(3,711)
Amortization of net loss (1)	281	339	844	1,017
Net periodic benefit cost (credit)	$428	$(50)	$1,285	$(150)
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	March 31, 2023	June 30, 2022
Discount rate	4.50%	2.60%
Expected long-term return on plan assets	6.50%	6.25%
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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Contributions to WCTPP	$313	$275	$978	$679
Contributions to All Other Plans	6	7	22	19
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Beginning in January 2022, the Company amended the 401(k) Match, whereby the Company on a quarterly basis, will contribute, instead of cash, shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”) with a value equal to 50% of any non-union employee's annual contribution to the 401(k) Plan, up to 6% of such employee's eligible income. The terms of the match are substantially the same as the safe-harbor non-elective contribution. The Company recorded matching contributions of $0.4 million and $1.5 million in operating expenses in the three and nine months ended March 31, 2023, respectively and $0.5 million and $1.6 million in operating expenses in the three and nine months ended March 31, 2022, respectively. Effective January 1, 2023, the Company eliminated the 4% non-elective contribution and changed the Company match to 100% of the first 3% each eligible employee contributes plus 50% on the next 2% they contribute.
During the three months ended March 31, 2023 and 2022, the Company contributed a total of 271,838 and 90,329 of shares Common Stock with a value of $0.5 million and $0.6 million, respectively, to eligible participants’ annual plan compensation. During the nine months ended March 31, 2023 and 2022, the Company contributed a total of 793,602 and 224,363 of shares Common Stock with a value of $1.6 million and $1.8 million, respectively, to eligible participants’ annual plan compensation.
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
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit Plan for the three and nine months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Components of Net Periodic Postretirement Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	10	7	29	20
Amortization of net gain	—	2	—	8
Net periodic postretirement benefit cost	$10	$9	$29	$28
Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal year
	2023	2022
Retiree Medical Plan discount rate	N/A	N/A
Death Benefit Plan discount rate	4.77%	2.72%

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				March 31, 2023		June 30, 2022
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate (1)
Revolver	Various	4/26/2027	N/A	$67,000	6.15%	$63,000	2.75%
Term Loan	8/31/2022	4/26/2027	$47,000	45,433		45,600
				112,433		108,600
Unamortized deferred debt financing costs				(888)		(1,677)
Total				$111,545		$106,923
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
The proceeds of the Term Loan Facility were used to repay the outstanding term loans under the Term Credit Facility Agreement. With the repayment of the Company’s outstanding loans and other obligations under the Term Credit Facility Agreement, the Company is no longer subject to the minimum EBITDA covenants contained therein. As part of the refinancing transaction, the Company expensed $1.5 million in unamortized deferred financing costs, discount and payoff premium for the nine months ended March 31, 2023, which are included in interest expense on the consolidated statement of operations.
Covenant Compliance
The Term Loan Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company's and its subsidiaries' ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, transfer and sell material assets and merge or consolidate. As of March 31, 2023, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility and the Term Loan Facility (collectively, the “Credit Facilities”). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Term Loan Facility Agreement and the Revolver Credit Facility becoming immediately due and payable and termination of the commitments which could impact our liquidity. Accordingly, an event of default could have a material and adverse impact on us. If we are unable to cure, obtain a waiver from the lenders, or refinance the Credit Facilities, we anticipate not being able to meet the current contractual covenant beginning June 30, 2023. We consider it probable that management’s plans, including the options described above, will be able to alleviate the potential noncompliance with the debt covenant prior to June 30, 2023.
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
Beginning with the quarter ended December 31, 2022, the Company is required to make monthly principal payments on the Term Loan debt obligation in the amount of $261 thousand. At March 31, 2023, the Company had outstanding borrowings on the Revolver Credit Facility of $67.0 million and had utilized $4.1 million of the letters of credit sublimit. At March 31, 2023, we had $16.4 million available on our Revolver Credit Facility.
Note 12. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of March 31, 2023, there were 1,528,077 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
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
Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of March 31, 2023, there were 60,142 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted during the nine months ended March 31, 2023.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes NQO activity for nine months ended March 31, 2023:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2022	450,687	12.39	4.34	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	(21,926)	11.92	—	—
Expired	(35,174)	18.99	—	—
Outstanding at March 31, 2023	393,587	11.83	3.05	$—
Exercisable at March 31, 2023	363,498	12.25	2.98	$—
The aggregate intrinsic values outstanding at the end of period in the table above represent the total pretax intrinsic values, based on the closing price of Common Stock of $3.86 and $4.69 at March 31, 2023 and June 30, 2022, respectively, representing the last trading day of the respective periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. NQOs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during nine months ended March 31, 2023 and 2022.
At March 31, 2023 and June 30, 2022, respectively, there was $6 thousand and $0.2 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at March 31, 2023 is expected to be recognized over the weighted average period of one month. Total compensation expense for NQOs was $5 thousand and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Total compensation expense for NQOs was $0.1 million and $0.4 million for the nine months ended March 31, 2023 and 2022, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the nine months ended March 31, 2023:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2022	2,212	30.91	0.83	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	(1,221)	29.48	—	—
Outstanding at March 31, 2023	991	32.84	0.61	$—
Exercisable at March 31, 2023	991	32.85	0.61	$—
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $3.86 and $4.69 at March 31, 2023 and June 30, 2022, respectively, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates.
There were no options exercised during nine months ended March 31, 2023 and 2022.
At March 31, 2023 and June 30, 2022, there was no unrecognized PNQ compensation cost. There was no compensation expense related to PNQs in the three and nine months ended March 31, 2023 and 2022.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Restricted Stock
The following table summarizes restricted stock activity for the nine months ended March 31, 2023:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2022	816,811	6.67
Granted	680,579	5.68
Vested/Released	(312,925)	6.70
Cancelled/Forfeited	(226,437)	6.55
Outstanding and nonvested at March 31, 2023	958,028	6.11
The weighted average grant date fair value of RSUs granted during the quarters ended March 31, 2023 and 2022 were $5.68 and $8.18, respectively. The total grant-date fair value of restricted stock granted during the nine months ended March 31, 2023 was $4.0 million. The total fair value of awards vested during the nine months ended March 31, 2023 and 2022 were $1.6 million and $2.2 million, respectively.
At March 31, 2023 and June 30, 2022, there was $4.4 million and $3.9 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at March 31, 2023 is expected to be recognized over the weighted average period of 1.9 years. Total compensation expense for restricted stock was $0.5 million and $0.5 million, respectively, in the three months ended March 31, 2023 and 2022. Total compensation expense for restricted stock was $1.9 million and $1.5 million, respectively, in the nine months ended March 31, 2023 and 2022.
Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the nine months ended March 31, 2023:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded (1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2022	456,993	6.16
Granted (1)	214,842	6.40
Vested/Released	—	—
Cancelled/Forfeited	(122,544)	7.64
Outstanding and nonvested at March 31, 2023	549,291	5.92
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 200% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
The weighted average grant date fair value of PBRSUs granted during the quarters ended March 31, 2023 and 2022 were $6.40 and $8.91, respectively. The total grant-date fair value of PBRSUs granted during the nine months ended March 31, 2023 was $1.4 million. The total fair value of awards vested during the nine months ended March 31, 2022 were $3 thousand.
At March 31, 2023 and June 30, 2022, there was $1.9 million and $1.7 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at March 31, 2023 is expected to be recognized over the weighted average period of 1.9 years. Total compensation expense for PBRSUs was $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2023 and 2022. Total compensation expense for PBRSUs was $0.5 million and $0.5 million, respectively, for the nine months ended March 31, 2023 and 2022.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes CSRSU activity for the nine months ended March 31, 2023:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2022	145,645	6.36
Granted	178,099	6.40
Vested/Released	(42,670)	6.24
Cancelled/Forfeited	(90,685)	6.26
Outstanding and nonvested at March 31, 2023	190,389	6.47
The weighted average grant date fair value of CSRSUs granted during the quarters ended March 31, 2023 and 2022 were $6.40 and $8.91, respectively. The total grant-date fair value of CSRSUs granted during the nine months ended March 31, 2023 was $1.1 million. The total fair value of awards vested during the nine months ended March 31, 2023 and 2022 was $0.2 million and $0.4 million, respectively.
At March 31, 2023 and June 30, 2022, there was $0.6 million and $0.6 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at March 31, 2023 is expected to be recognized over the weighted average period of 2.3 years. Total compensation expense for CSRSUs was $38 thousand and $25 thousand, respectively for the three months ended March 31, 2023 and 2022. Total compensation expense for CSRSUs was $0.2 million and $0.1 million, respectively for the nine months ended March 31, 2023 and 2022.
Note 13. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	March 31, 2023	June 30, 2022
Accrued workers’ compensation liabilities	$827	$947
Finance lease liabilities	193	193
Other (1)	3,505	4,955
Other current liabilities	$4,525	$6,095
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 14. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	March 31, 2023	June 30, 2022
Deferred compensation (1)	$272	$195
Finance lease liabilities	307	409
Deferred income taxes and other liabilities	735	735
Other long-term liabilities	$1,314	$1,339
___________
(1) Includes payroll taxes and cash-settled restricted stock units liabilities.
Note 15. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Income tax expense	$30	$90	$113	$278
Effective tax rate	(0.3)%	(2.3)%	(0.3)%	(2.4)%
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Tax expense in the three months ended March 31, 2023 was $30 thousand compared to $90 thousand in the three months ended March 31, 2022, which primarily relates to state income tax expense in certain jurisdictions. Tax expense in the nine months ended March 31, 2023 was $0.1 million compared to $0.3 million in the nine months ended March 31, 2022, which primarily relates to state income tax expense in certain jurisdictions.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of March 31, 2023, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2019. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
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
The following table presents the computation of basic and diluted net earnings loss per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2023	2022	2023	2022
Undistributed net loss available to common stockholders	$(11,423)	$(3,993)	$(32,404)	$(11,854)
Undistributed net loss available to nonvested restricted stockholders and holders of convertible preferred stock	—	(196)	—	(474)
Net loss available to common stockholders - basic	$(11,423)	$(4,189)	$(32,404)	$(12,328)

Weighted average common shares outstanding - basic	19,923,577	18,289,815	19,467,022	18,118,469
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—
Weighted average common shares outstanding - diluted	19,923,577	18,289,815	19,467,022	18,118,469
Net loss available to common stockholders per common share—basic	$(0.57)	$(0.23)	$(1.66)	$(0.68)
Net loss available to common stockholders per common share—diluted	$(0.57)	$(0.23)	$(1.66)	$(0.68)
The following table summarizes weighted average anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Shares issuable under stock options	393,587	467,124	393,587	471,380
Shares issuable under convertible preferred stock	—	448,741	—	448,741
Shares issuable under PBRSUs	549,291	495,073	472,392	454,110
Note 17. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock. There are no preferred shares issued and outstanding as of March 31, 2023.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
As a result of the settlement entered into with BCC, the Company recorded a $1.9 million gain on settlement with the sellers, in general and administrative expense on the consolidated statement of operations, which included the cancellation of preferred shares and settlement of acquisition related contingent liabilities.
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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
(In thousands)	$	% of total	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$76,668	61.7%	$77,503	64.9%	$237,687	62.8%	$223,607	64.6%
Tea & Other Beverages (1)	23,382	18.8%	21,033	17.6%	71,014	18.8%	62,961	18.2%
Culinary	17,225	13.9%	13,855	11.6%	48,494	12.8%	40,843	11.8%
Spices	5,777	4.7%	5,747	4.8%	17,510	4.6%	16,005	4.6%
Net sales by product category	123,052	99.1%	118,138	98.9%	374,705	99.0%	343,416	99.2%
Delivery Surcharge	1,182	0.9%	1,260	1.1%	3,601	1.0%	2,789	0.8%
Net sales	$124,234	100.0%	$119,398	100.0%	$378,306	100.0%	$346,205	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of March 31, 2023. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets. At March 31, 2023 and June 30, 2022, “Accounts receivable, net” included, $53.8 million and $44.2 million, respectively, in receivables from contracts with customers.
Note 19. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2022 Form 10-K. During the nine months ended March 31, 2023, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of March 31, 2023, the Company had committed to purchase green coffee inventory totaling $71.1 million under fixed-price contracts, and $17.7 million in inventory and other purchases under non-cancelable purchase orders.

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
A series of procedural and legislative developments occurred in the ensuing years, and at hearings in August 2020 the Court denied CERT’s motion for summary judgment and granted the JDG’s motion for summary judgment. Notice of Judgment in favor of defendants was entered on October 6, 2020. CERT filed an appeal which was denied on October 26, 2022. On December 2, 2022, CERT filed a petition for review with the California Supreme Court which the Court denied on February 15, 2023. On February 23, 2023, the appellate court entered an order affirming the trial court’s decision to grant the JDG’s motion for summary judgment and remitting the case to the trial court to affirm the judgment in favor of the JDG.
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
Note 20. Sales of Assets
Sale of Branch Property
During the nine months ended March 31, 2023, the Company completed the sale of the following branch properties:

(In thousands)
Name of Branch Property	Date Sold	Sales Price	Net Proceeds	Gain on Sale
Portland, Oregon	9/23/2022	$1,990	$1,880	$1,770
San Diego, California	9/19/2022	7,574	7,169	6,425
Fresno, California	10/7/2022	760	716	648
Sacramento, California	2/15/2023	2,174	2,051	1,941

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, severe weather, levels of consumer confidence in national and local economic business conditions, the impact of labor shortages, the increase of costs due to inflation, an economic downturn caused by any pandemic, epidemic or other disease outbreak, comparable or similar to COVID-19, the success of our turnaround strategy, the impact of capital improvement projects, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, our ability to meet financial covenant requirements in our Credit Facilities, which could impact, among other things, our liquidity, the relative effectiveness of compensation-based employee incentives in causing improvements in our performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees, our success in adapting to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, including any effects from inflation, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.
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

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	Change	% Change	2023	2022	Change	% Change
Income Statement Data:
Net sales	$124,234	$119,398	$4,836	4.1%	$378,306	$346,205	$32,101	9.3%
Gross margin	23.1%	29.8%	(6.7)%	NM	22.6%	29.5%	(6.9)%	NM
Operating expenses as a % of sales	30.8%	33.1%	2.3%	NM	28.1%	32.4%	4.3%	NM
Loss from operations	$(9,636)	$(3,938)	$(5,698)	(144.7)%	$(20,651)	$(10,290)	$(10,361)	(100.7)%
Net loss	$(11,423)	$(4,040)	$(7,383)	(182.7)%	$(32,404)	$(11,884)	$(20,520)	(172.7)%

Operating Data:
Coffee pounds sold	16,002	18,797	(2,795)	(14.9)%	50,902	58,466	(7,564)	(12.9)%
EBITDA (1)	$(2,940)	$2,577	$(5,517)	(214.1)%	$(6,631)	$11,055	$(17,686)	(160.0)%
EBITDA Margin (1)	(2.4)%	2.2%	(4.6)%	NM	(1.8)%	3.2%	(5.0)%	NM
Adjusted EBITDA (1)	$(776)	$5,021	$(5,797)	(115.5)%	$(8,721)	$13,009	$(21,730)	(167.0)%
Adjusted EBITDA Margin (1)	(0.6)%	4.2%	(4.8)%	NM	(2.3)%	3.8%	(6.1)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	61.7%	64.9%	(3.2)%	(4.9)%	62.8%	64.6%	(1.8)%	(2.8)%
Tea & Other Beverages (2)	18.8%	17.6%	1.2%	6.8%	18.8%	18.2%	0.6%	3.3%
Culinary	13.9%	11.6%	2.3%	19.8%	12.8%	11.8%	1.0%	8.5%
Spices	4.7%	4.8%	(0.1)%	(2.1)%	4.6%	4.6%	—%	—%
Net sales by product category	99.1%	98.9%	0.2%	NM	99.0%	99.2%	(0.2)%	NM
Delivery Surcharge	0.9%	1.1%	(0.2)%	NM	1.0%	0.8%	0.2%	NM
Net sales	100.0%	100.0%	—%	—%	100.0%	100.0%	—%	—%

Other data:
Capital expenditures related to maintenance	$3,399	$2,985	$(414)	(13.9)%	$10,904	$7,893	$(3,011)	(38.1)%
Total capital expenditures	3,399	3,009	(390)	(13.0)%	11,113	8,896	(2,217)	(24.9)%
Depreciation and amortization expense	5,409	5,791	382	6.6%	16,725	18,119	1,394	7.7%
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

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$124,234	$119,398	$4,836	4.1%	$378,306	$346,205	$32,101	9.3%
Cost of goods sold	95,563	83,838	(11,725)	(14.0)%	292,648	244,197	(48,451)	(19.8)%
Gross profit	28,671	35,560	(6,889)	(19.4)%	85,658	102,008	(16,350)	(16.0)%
Selling expenses	28,325	27,477	(848)	(3.1)%	83,136	81,505	(1,631)	(2.0)%
General and administrative expenses	10,539	11,595	1,056	9.1%	30,858	34,796	3,938	11.3%
Net (gains) loss from sales of assets	(557)	426	983	NM	(7,685)	(4,003)	3,682	92.0%
Operating expenses	38,307	39,498	1,191	3.0%	106,309	112,298	5,989	5.3%
Loss from operations	(9,636)	(3,938)	(5,698)	(144.7)%	(20,651)	(10,290)	(10,361)	(100.7)%
Other (expense) income:
Interest expense	(4,210)	(1,591)	(2,619)	(164.6)%	(12,431)	(7,106)	(5,325)	(74.9)%
Other, net	2,453	1,579	874	NM	791	5,790	4,999	NM
Total other expense	(1,757)	(12)	(1,745)	NM	(11,640)	(1,316)	(10,324)	NM
Loss before taxes	(11,393)	(3,950)	(7,443)	(188.4)%	(32,291)	(11,606)	(20,685)	(178.2)%
Income tax expense	30	90	60	NM	113	278	165	NM
Net loss	$(11,423)	$(4,040)	(7,383)	(182.7)%	$(32,404)	$(11,884)	(20,520)	(172.7)%
Less: Cumulative preferred dividends, undeclared and unpaid	—	149	149	100.0%	—	444	444	100.0%
Net loss available to common stockholders	$(11,423)	$(4,189)	(7,234)	(172.7)%	$(32,404)	$(12,328)	(20,076)	(162.8)%
___________
NM - Not Meaningful
Three and Nine Months Ended March 31, 2023 Compared to Three and Nine Months Ended March 31, 2022
Net Sales
Net sales in the three months ended March 31, 2023 increased $4.8 million, or 4.1%, to $124.2 million from $119.4 million in the three months ended March 31, 2022. Net sales in the nine months ended March 31, 2023 increased $32.1 million, or 9.3%, to $378.3 million from $346.2 million in the nine months ended March 31, 2022. The increase in net sales for the three and nine months ended March 31, 2023 was primarily due to higher pricing compared to prior periods, partially offset by a decline in sales volume primarily with the direct ship sales channel.
The following table presents the effect of changes in unit sales, and unit pricing and product mix in the three and nine months ended March 31, 2023 compared to the same period in the prior fiscal year (in millions):

	Three Months Ended March 31, 2023 vs. 2022	Nine Months Ended March 31, 2023 vs. 2022
Effect of change in unit sales	$(19.0)	$(49.9)
Effect of pricing and product mix changes	23.8	82.0
Total increase in net sales	$4.8	$32.1
Unit sales decreased 13.2% and average unit price increased by 19.9% in the three months ended March 31, 2023 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 4.1%. Unit sales decreased 11.6% and average unit price increased by 23.8% in the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 9.3%. Average unit price increased during the three and nine months ended March 31, 2023 due to a higher mix of product sold via our DSD network versus Direct ship, as Direct ship has a lower average unit price. There were no new product category introductions which had a material impact on our net sales in the nine months ended March 31, 2023 or 2022.
Gross Profit
Gross profit decreased to $28.7 million for the three months ended March 31, 2023, compared to $35.6 million for the three months ended March 31, 2022. Gross margin decreased to 23.1% for the three months ended March 31, 2023 from 29.8% for the three months ended March 31, 2022. The decrease in gross profit was primarily due to higher product costs compared to the same period in the prior fiscal year.

Gross profit decreased to $85.7 million for the nine months ended March 31, 2023, compared to $102.0 million for the nine months ended March 31, 2022. Gross margin decreased to 22.6% for the nine months ended March 31, 2023 from 29.5% for the nine months ended March 31, 2022. The decrease in gross profit was primarily due to higher product costs and an increase in underlying commodities pricing compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended March 31, 2023, operating expenses decreased $1.2 million to $38.3 million, or 30.8% of net sales, from $39.5 million, or 33.1% of net sales in the prior year period. This decrease was due to a $1.1 million decrease in general and administrative expenses and an increase in net gain from the sale of branch properties of $1.0 million, which was partially offset by a $0.8 million increase in selling expenses. The decrease in general and administrative expenses during the three months ended March 31, 2023 was primarily due to a payroll tax refund.
In the nine months ended March 31, 2023, operating expenses decreased $6.0 million to $106.3 million, or 28.1% of net sales, from $112.3 million, or 32.4% of net sales in the prior year period. This decrease was due to $3.9 million decrease in general and administrative expenses and a $3.7 million increase in net gains from the sale of branch properties and other assets during the nine months ended March 31, 2023, offset by a $1.6 million increase in selling expenses. The increase in selling expenses during the nine months ended March 31, 2023 was primarily due to an increase in payroll related costs. The decrease in general and administrative expenses during the nine months ended March 31, 2023 was primarily due to a decrease in incentive compensation expense, a $1.9 million gain on settlement related to the acquisition of Boyd Coffee Company, which included the cancellation of shares of Series A Preferred Stock and settlement of liabilities, and a payroll tax refund which was partially offset by an increase in contract services.
Total Other Expense
Total other expense for the three months ended March 31, 2023 increased $1.7 million to $1.8 million compared to $12 thousand of expense in the three months ended March 31, 2022. Total other expense for the nine months ended March 31, 2023 increased $10.3 million to $11.6 million compared to $1.3 million of expense in the nine months ended March 31, 2022.
Interest expense in the three months ended March 31, 2023 increased $2.6 million to $4.2 million from $1.6 million in the prior year period. The increase is primarily related to a $1.4 million increase in interest expense related to the interest rate swap and the remainder due to higher interest rates compared to prior period. Interest expense in the nine months ended March 31, 2023 increased $5.3 million to $12.4 million from $7.1 million in the prior year period. The increase is primarily related to the write off of $1.5 million in deferred financing costs, interest rate swap interest which increased $2.3 million, discount and payoff premium incurred as a result of the refinancing transaction on August 31, 2022, an increase in debt obligations, and an increase in interest rates compared to the prior year period.
Other, net in the three months ended March 31, 2023 increased by $0.9 million to $2.5 million compared to $1.6 million in the prior year period. Other, net in the nine months ended March 31, 2023 decreased by $5.0 million to $0.8 million compared to $5.8 million in the prior year period. The change was primarily a result of mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges in the current period compared to net mark-to-market gains in the prior year period. The mark-to-market losses are primarily due to a decrease in the coffee-related commodity market.
Income Taxes
In the three months ended March 31, 2023 and March 31, 2022, we recorded income tax expense of $30 thousand and $90 thousand, respectively. In the nine months ended March 31, 2023 and March 31, 2022, we recorded income tax expense of $0.1 million and $0.3 million, respectively. See Note 15, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
•net (gains) losses from sales of assets; and
•severance costs.
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
Set forth below is a reconciliation of reported net loss to EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Net loss, as reported	$(11,423)	$(4,040)	$(32,404)	$(11,884)
Income tax expense	30	90	113	278
Interest expense (1)	3,044	736	8,935	4,542
Depreciation and amortization expense	5,409	5,791	16,725	18,119
EBITDA	$(2,940)	$2,577	$(6,631)	$11,055
EBITDA Margin	(2.4)%	2.2%	(1.8)%	3.2%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.

Set forth below is a reconciliation of reported net loss to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Net loss, as reported	$(11,423)	$(4,040)	$(32,404)	$(11,884)
Income tax expense	30	90	113	278
Interest expense (1)	3,044	736	8,935	4,542
Depreciation and amortization expense	5,409	5,791	16,725	18,119
401(k), ESOP and share-based compensation expense	1,572	2,018	6,071	5,015
Gain on settlement with Boyd's sellers (2)	—	—	(1,917)	—
Net (gains) losses from sale of assets	(557)	426	(7,685)	(4,003)
Severance costs	1,149	—	1,441	942
Adjusted EBITDA	$(776)	$5,021	$(8,721)	$13,009
Adjusted EBITDA Margin	(0.6)%	4.2%	(2.3)%	3.8%
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
We operate production facilities in Northlake, Texas and Portland, Oregon. We distribute our products from our Northlake, Texas and Portland, Oregon production facilities, as well as separate distribution centers in Portland, Oregon; Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 242 delivery routes and 101 branch warehouses as of March 31, 2023, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
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

Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				March 31, 2023		June 30, 2022
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate (1)
Revolver	Various	4/26/2027	N/A	$67,000	6.15%	$63,000	2.75%
Term Loan	8/31/2022	4/26/2027	$47,000	45,433		45,600
Total				$112,433		$108,600
__________
(1) The weighted average interest rate excludes the fixed rate on the de-designated Amended Rate Swap.
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
The Credit Facilities contain customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facilities becoming immediately due and payable and termination of the commitments. As of and through March 31, 2023, we were in compliance with all of the covenants under the Credit Facilities.
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
At March 31, 2023, the Company had outstanding borrowings on the Revolver Credit Facility of $67.0 million and had utilized $4.1 million of the letters of credit sublimit.
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
At March 31, 2023, we had $7.3 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity. At March 31, 2023, we had $16.4 million available on our Revolver Credit Facility.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Nine Months Ended March 31,
	2023	2022
Consolidated Statements of cash flows data (in thousands)
Net cash used in operating activities	$(6,283)	$(9,627)
Net cash provided by investing activities	394	166
Net cash provided by financing activities	3,326	9,576
Net (decrease) increase in cash and cash equivalents and restricted cash	$(2,563)	$115
Operating Activities
Net cash used in operating activities during the nine months ended March 31, 2023 was $6.3 million as compared to $9.6 million in the nine months ended March 31, 2022, a decrease in cash used in operations of $3.3 million. The change was driven by a decrease in inventory, partially offset by lower cash earnings.
Investing Activities
Net cash provided by investing activities during the nine months ended March 31, 2023 was $0.4 million as compared to $0.2 million in the nine months ended March 31, 2022. The net change in investing activities was primarily due to an increase of $2.4 million related to proceeds from the sale of property, plant and equipment partially offset by an increase of $2.2 million in fixed asset purchases during the nine months ended March 31, 2023.
Financing Activities
Net cash provided by financing activities during the nine months ended March 31, 2023 was $3.3 million as compared to $9.6 million in the nine months ended March 31, 2022. The change of $6.3 million was primarily due to net borrowing proceeds of $3.8 million under the Credit Facilities during the nine months ended March 31, 2023 compared to $10.1 million of net borrowing proceeds in the prior year.
Capital Expenditures
For the nine months ended March 31, 2023 and 2022, our capital expenditures paid were $11.1 million and $8.9 million, respectively. In fiscal 2023, we anticipate paying between $14.0 million to $16.0 million in capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facilities.
Depreciation and amortization expenses were $16.7 million and $18.1 million in the nine months ended March 31, 2023 and 2022, respectively. We anticipate our depreciation and amortization expense will be approximately $5.0 million to $6.0 million for the quarter ended June 30, 2023 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Purchase Commitments
As of March 31, 2023, the Company had committed to purchase green coffee inventory totaling $71.1 million under fixed-price contracts, and $17.7 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of March 31, 2023, the Company had operating and finance lease payment commitments totaling $27.3 million. Under our Term Loan Facility, the Company is required to make monthly principal repayments of $0.3 million, beginning in the quarter ending December 31, 2022.
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
As of March 31, 2023, the Company did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At March 31, 2023, we had outstanding borrowings on our Revolver Credit Facility of $67.0 million and had utilized $4.1 million of the letters of credit sublimit, as well as $45.4 million of debt outstanding under our Term Loan Facility. The weighted average interest rate on our Revolver Credit Facility was 6.15% with a SOFR applicable margin of 1.75%.
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
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under these Credit Facilities based on the weighted average interest rate on the outstanding borrowings as of March 31, 2023:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$112,400	5.98%	$6,722
–100 basis points	$112,400	6.48%	$7,284
Unchanged	$112,400	7.48%	$8,408
+100 basis points	$112,400	8.48%	$9,532
+150 basis points	$112,400	8.98%	$10,094
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
The following table summarizes the potential impact as of March 31, 2023 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments (1)	$(1,886)	$1,886	$103	$(103)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of March 31, 2023. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of March 31, 2023, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 19, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2022 Form 10‑K. During the nine months ended March 31, 2023, there have been no material changes to the risk factors disclosed in our 2022 Form 10‑K.
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

10.1
General Release and Separation Agreement, dated March 23, 2023, by and between Farmer Bros. Co. and Ruben Inofuentes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 28, 2023 and incorporated by reference).

10.2
General Release and Separation Agreement, dated March 25, 2023, by and between Farmer Bros. Co. and Maurice Moragne (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 28, 2023 and incorporated by reference).

10.3*	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Stock Restricted Unit Award Agreement (Directors).

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).
________________

*	Filed herewith
**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Deverl Maserang
Deverl Maserang President and Chief Executive Officer (principal executive officer)
May 10, 2023

By:	/s/ Scott R. Drake
Scott R. Drake Chief Financial Officer (principal financial officer)
May 10, 2023