Form 10-K
period 2023-06-30
FARMER BROTHERS CO
filed 2023-09-12
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
YES ☐ NO   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $68.4 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of September 5, 2023 the registrant had 20,356,801 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") and other documents we file with the Securities and Exchange Commission (the "SEC") contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth below in Part I, Item 1.A., Risk Factors as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, as well as those discussed elsewhere in this Form 10-K and other factors described from time to time in our filings with the SEC.
Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, severe weather, levels of consumer confidence in national and local economic business conditions, the impact of labor shortages, the increase of costs due to inflation, an economic downturn caused by any pandemic, epidemic or other disease outbreak, comparable or similar to COVID-19, the success of our turnaround strategy, the impact of capital improvement projects, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, our ability to meet financial covenant requirements in our Credit Facility, which could impact, among other things, our liquidity, the relative effectiveness of compensation-based employee incentives in causing improvements in our performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees, our success in adapting to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, including any effects from inflation, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this Form 10-K and other factors described from time to time in our filings with the SEC.
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
Our owned brand products are sold primarily into the foodservice channel. Our primary brands include Farmer Brothers®, Artisan Collection by Farmer Brothers™, Superior®, Metropolitan™, China Mist® and Boyds®. Our Artisan coffee products include Direct Trade, Project D.I.R.E.C.T.®, Fair Trade Certified™®, Rainforest Alliance Certified™, organic and proprietary blends. In addition, we sell whole bean and roast and ground flavored and unflavored coffee products under the Public Domain®, Un Momento®, Collaborative Coffee®, Cain's™, McGarvey® and Boyds® brands and iced and hot teas under the China Mist® brand through foodservice distributors at retail. Our roast and ground coffee products are primarily sold in traditional packaging, including bags and fractional packages, as well as single-serve packaging. Our tea products are sold in traditional tea bags and sachets, as well as single-serve tea pods and capsules. Our fiscal year ends on June 30, and our discussion is as of and for the fiscal years ended June 30, 2023 ("fiscal 2023") and June 30, 2022 ("fiscal 2022"). See Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations included in Part II, Item 7 of this Form 10-K.
Business Strategy
Overview
We are a coffee company dedicated to delivering the coffee people want, the way they want it. We build partnerships with customers who value quality, a wide array of services and sustainable sourcing and are passionate about delivering great coffee, tea, and culinary experiences to their communities.
In order to achieve our mission, increase cash optimization, and improve margins, we have grown existing capabilities and continue to develop new capabilities to deliver value to our customers. More recently, we have undertaken initiatives such as, but not limited to, the following:
•Executing Manufacturing and Network Optimization. We continue to develop and execute manufacturing network optimization. We utilize our Portland, Oregon, facility and separate distribution centers, including our Rialto, California distribution center, to improve production efficiencies and balance volume across our manufacturing and distribution networks to facilitate sustainable long-term growth. In fiscal 2023, we sold our Northlake, Texas production facility and are in the process of transitioning the entirety of our Direct-Store-Delivery ("DSD") production operations to our Portland, Oregon, facility. We also continue to execute branch rationalization, optimize product offerings, and enhance inventory management, which improves our cost structure without sacrificing service to our customers.
•Leveraging our Direct-Store-Delivery Network for growth. The DSD system is central to our operational framework, and we are making significant enhancements to drive profitability, ensure customer retention and utilize our national reach to improve inventory management across our network. The enhancements include optimizing the management of the route network to focus on business development, higher profitable sales and customer penetration and introducing key performance indicators to create better focus, accountability and alignment toward business objectives. We have also recently expanded dedicated new business resources to capture market share. Additionally, we are focused on building partnerships that utilize our current distribution capabilities to expose us to industry and product innovation.
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
•Service Excellence in Revive Service & Restoration ("Revive"). We continue to have one of the largest coffee service networks in the industry and are able to install, repair, and refurbish commercial brewing equipment. We are focused on continually improving time-to-install, time-to-repair and restoration of equipment. We have successfully built partnerships with leading equipment manufacturers and are invested in training our team on the latest equipment offerings to enhance our service capabilities and ability to add value.
•Enhance Processes and Systems. We are implementing IT applications which we expect to enhance our supply chain optimization and flexibility. We are also continuing to invest in and enhance other IT capabilities to provide back-office support which will enable enhanced customer analytics, enable better product targeting and pricing, and create a more robust demand and supply process. In fiscal 2023, we introduced a newly integrated AI-backed pricing model that enhances our ability to evaluate and implement optimal pricing changes.

We differentiate ourselves in the marketplace by providing coffee, tea, and culinary expertise, service excellence, and equipment program support. We tailor solutions to our customers' needs, helping them deliver a great experience for their customers, including by:
•Offering a wide variety of sustainably sourced coffee, tea, and culinary products, thereby helping our customers achieve their sustainability goals and objectives;
•Providing consumer, channel, and market insights, including ideation to support customer menu and product evaluation in line with consumer trends;
•Delivering comprehensive commercial brewing equipment program support from installation to preventative maintenance to timely repair;
•Providing DSD service where our trained Route Sales Representative ("RSR") orders product to keep our customers in-stock, merchandises the beverage station, rotates products, cleans and inspects equipment on-site, and performs “cup quality checks,” all to ensure a great experience for the consumer. Our services provided to DSD customers are conducted primarily in person through our RSRs, who develop business relationships with chefs, restaurant owners and food buyers at their delivery locations; and
•Providing comprehensive coffee programs to our key account customers, including private brand development, green coffee procurement, hedging, category management, sustainable sourcing, limited time specialty products, packaging design and supply chain management.
Industry and Market Leadership
We have made the following investments in an effort to ensure we are well-positioned within the industry to take advantage of category trends, industry insights, and general coffee, tea and allied product knowledge to grow our business:
•Coffee Industry Leadership. Through our dedication to the craft of sourcing, blending and roasting coffee, and our participation with the Specialty Coffee Association ("SCA"), National Coffee Association, Coalition for Coffee Communities, International Women's Coffee Alliance, Pacific Coast Coffee Association, and Roasters Guild, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry, large retail and foodservice operators are drawn to working with us. We were among the first coffee roasters in the nation to receive

SCA certification of a state-of-the-art coffee lab, which includes our product development labs at the Northlake, Texas and Portland, Oregon facilities.
•Market Insight and Consumer Research. We have developed a market insight capability internally that reinforces our business-to-business positioning as a thought leader in the coffee, tea and food service industries. We invest in proprietary consumer and customer segmentation studies and provide trend insights and product development support that helps our customers create winning products and integrated marketing strategies. We are focused on understanding key demographic groups and their attitudes and behaviors to better position the Company as a consumer brand at retail and meet the market needs of all our customers.
Sustainability Leadership
•Sustainability. We believe that our collective efforts in measuring our social and environmental impact, creating programs for waste, water and energy reduction, promoting partnerships in our supply chain that aim at supply chain stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee and tea programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions. During fiscal 2023, we were part of the 2022 CDP Supplier Engagement Leaderboard. Further, in fiscal 2023, we published our annual sustainability report based on the Global Reporting Initiative’s comprehensive compliance standard. In addition, China Mist is a member of the Ethical Tea Partnership (the “ETP”), a non-profit organization that works to improve the sustainability of the tea sector, the lives of tea workers and farmers, and the environment in which tea is produced. As a member of the ETP, China Mist sources all of its tea from tea plantations that are certified, monitored, and regularly audited by the ETP.
•Science-Based Carbon Reduction Targets. We believe combating climate change is critical to the future of our company, the coffee industry, coffee growers and the world. In fiscal 2023, we made progress towards our science-based carbon reduction targets. With a new baseline established in fiscal 2018, we set more ambitious goals in line with efforts to limit global warming to 1.5°C. Setting approved targets places us among those responsible businesses that are making measurable contributions to incorporate sustainability within their business strategy.
•Zero Waste to Landfill. Achieving zero waste in our production and distribution facilities is a significant step in reaching our overall sustainability goals. In fiscal 2023, we maintained our goal of 90% waste diversion for our primary production and distribution facilities. To accomplish this goal, we have focused on the circularity of our waste streams, making partnerships to reuse them, reintroducing them as inputs for new products, or recycling them and composting them when none of the previous options are possible. Currently 79% of the waste generated company-wide is diverted from the landfill, and our roasting facilities have achieved the Zero Waste goal since 2018.
•LEED® Certified Facilities. Our Portland production and distribution facility is the first in the Northwest to achieve LEED® Silver Certification. Our corporate office in Northlake, Texas has also achieved LEED® Silver Certification.
•Project D.I.R.E.C.T.® Program. In fiscal 2023, we continued to grow our direct trade sourcing model, Project D.I.R.E.C.T.®. This program involves direct long-term partnerships with coffee growing communities based on principles of sustainability, transparent pricing and consumer education. This model is an impact-based product or raw material sourcing framework that utilizes data-based sustainability metrics to influence an inclusive, collaborative approach to sustainability along the supply chain. To evaluate whether coffee is Project D.I.R.E.C.T.®, we follow an outcome-based evaluation framework. The result of this evaluation impacts where we invest our resources within our supply chain and has led to an increased level of transparency for us. Overall Project D.I.R.E.C.T.® builds community partnerships for decision making, training, and reporting that benefits all members of the coffee supply chain.
•Green Coffee Traceability. We are committed to the inclusion of more sustainably-sourced coffees in our supply chain. Regulatory and reputational risks can increase when customers, roasters and suppliers cannot see back into their supply chain. To address these concerns, as well as to deepen our commitment to the longevity of the coffee industry, we track traceability levels from all green coffee suppliers on a per-contract basis. This helps us to bring transparency to our supply chain, rank our suppliers, and also to identify opportunities to select trusted providers, cooperatives, mills, exporters, and other suppliers, when offering sustainable coffees to our customers. It also helps us deepen our understanding of greenhouse gas emissions generated upstream in our supply chain.
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
Human Capital
On June 30, 2023, we employed approximately 993 employees, 198 of whom are subject to collective bargaining agreements expiring on or before March 31, 2027.
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
We continue to attract, develop and retain our team members with the following programs:
Diversity, Equity and Inclusion
We know our customers represent a wide range of backgrounds and experiences and we strive to build a team that is as diverse and inclusive as our customers and the communities in which we do business. Our commitments to diversity, equity and inclusion ("DEI") include:
•Creating courageous and psychologically safe spaces for all team members through continual learning and development and implementation of Business Employee Resource Groups (BERGs);
•Evaluation of all HR programs and processes through a DEI lens to identify and remove bias in our people practices.
•Increase in diversity supplier partnerships and spend;
•Actively recruiting from organizations that identify, prepare and develop diverse candidates for the workplace (e.g. Texas Workforce Commission, Hiring our Heroes, Mom’s Unfiltered, INROADS Inc., etc.);
•Engagement with community based organizations and local schools and universities to ensure equal access to employment opportunities through job search/interview training, apprenticeships, internships, and other programs; and
•Partnership with the National Organization on Disabilities to review our practices, train our leaders and help us increase our employment of people with disabilities.
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

Health and Safety
The health and safety of our team members is crucial. In addition to tracking common indicators, such as injury rates, we have taken a proactive approach to work place safety, including regular company-wide safety training, extensive driver safety curriculum to help keep our team members and others safer on the road, and fleet safety reviews. We will continue to focus on all aspects of team member health and safety by creating a Safety First Culture. This includes, but is not limited to, tracking and analyzing injury rates and incident trends, safety training, and team member engagement in the safety process.
Raw Materials and Supplies
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, the coffee “C” market near month price per pound ranged from approximately $0.86 to $2.60. The coffee “C” market near month price as of June 30, 2023 and 2022 was $1.65 and $2.30 per pound, respectively. Our principal packaging materials include carton board, corrugate and plastic. We also use a significant amount of electricity, natural gas, and other energy sources to operate our production and distribution facilities.
We purchase green coffee beans from multiple coffee regions around the world. Coffee “C” market prices in fiscal 2023 traded in a $1.42 to $2.43 per pound range during the fiscal year, and averaged 28% above the historical average for the past five years. There can be no assurance that green coffee prices will remain at these levels in the future. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers, including Direct Trade and Fair Trade Certified™® sources and Rainforest Alliance Certified™ farms. Fair Trade Certified™® provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products through arrangements with cooperatives. Direct Trade products provide similar assurance except that the arrangements are provided directly to individual coffee growers instead of to cooperatives, providing these farmers with price premiums and dedicated technical assistance to improve farm conditions and increase both quality and productivity of sustainable coffee crops at the individual farm level. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 5, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
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
Sale of Direct Ship Business
On June 30, 2023, the Company completed its previously announced sale of certain assets related to its direct ship and private label business, including its production facility and corporate office building in Northlake, Texas (the “Sale”), pursuant to that certain Asset Purchase Agreement, dated as of June 6, 2023, by and between the Company and TreeHouse Foods, Inc. (the “Buyer”), as amended by that certain Amendment to Asset Purchase Agreement, dated June 30, 2023, for a purchase price of $100 million in cash, subject to customary working capital and certain other adjustments, including a reduction for liabilities associated with a specified retained litigation matter. In connection with the Sale, the Company and the Buyer have agreed to a mutual transitional co-manufacturing agreement where the Company will manufacture certain products for Buyer and Buyer will manufacture certain products for the Company for an initial period of twelve months. In addition, the Company is also providing Buyer with certain transition services for an initial period of nine months and the Buyer is providing the Company with a lease of office and warehouse space at the Northlake, Texas facility sold in the Sale for an initial period of twelve months.
Distribution
We operate a production facility in Portland, Oregon. Distribution takes place out of the Portland facility, as well as separate distribution centers in Northlake, Texas; Northlake, Illinois; Rialto, California; and Moonachie, New Jersey. Our products reach our customers primarily through our nationwide DSD network of 242 delivery routes and 106 branch warehouses as of June 30, 2023. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on third-party logistics service providers ("3PL") for our long-haul distribution. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply. We also sell coffee and tea products directly to consumers through our websites and sell certain products at retail and through foodservice distributors.
Customers
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers and large national account customers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as retail with private brand and consumer-branded coffee and tea products, foodservice distributors, and consumers through e-commerce. During fiscal 2023, our top five customers accounted for approximately 3% of our net sales from continuing operations.
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
Competition and Trends
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience, technology and innovation, and competition could become more intense due to the relatively low barriers to entry and industry consolidation. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products many of which have greater financial and other resources than we do, such as The J.M. Smucker Company (Folgers Coffee) and The Kraft Heinz Company (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and US Foods Holding Corp., regional and national coffee roasters such as Westrock Coffee Company, Massimo Zanetti Beverage USA, Trilliant Food and Nutrition LLC, Gaviña & Sons, Inc., Royal Cup, Inc., Ronnoco Coffee, LLC, and Community Coffee Company, L.L.C., specialty coffee suppliers such as Rogers Family Company (San Francisco Bay Coffee), Distant Lands Coffee Company, Mother Parkers Tea & Coffee Inc., Starbucks Corporation and JAB Holding Company (Peet’s Coffee & Tea), and retail brand beverage manufacturers such as Keurig Dr. Pepper Inc. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores (physical and on-line) such as Costco, Sam’s Club and Restaurant Depot and on-line retailers such as Amazon. We also face competition from growth in the single-serve, ready-to-drink coffee beverage and cold-brewed coffee channels, as well as competition from other beverages, such as soft drinks (including highly caffeinated energy drinks), juices, bottled water, teas and other beverages.
We believe our longevity, product quality and offerings, national distribution and equipment service network, industry and sustainability leadership, market insight, comprehensive approach to customer relationship management, and superior customer service are the major factors that differentiate us from our competitors. We compete well when these factors are valued by our customers, and we are less effective when only price matters. Our customer base is price sensitive, and we are often faced with price competition.
Regulatory Environment
The conduct of our businesses, including, among other things, the production, storage, distribution, sale, labeling, quality and safety of our products, and occupational safety and health practices, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. Our facilities are subject to various laws and regulations regarding the release of material into the environment and the protection of the environment in other ways. We are not a party to any material legal proceedings arising under these regulations except as described in Note 19, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10‑K. For additional information, see "Risk Factors" under the sub-captions "Risks Related to Our Business and Industry" and "Risks Related to Governance, Regulatory, Legislative and Legal Matters."
Other
The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. We have no material revenues from foreign operations or long-lived assets located in foreign countries.
Available Information
Our Internet website address is http://www.farmerbros.com, where we make available, free of charge, through a link maintained on our website under the heading “Investor Relations—SEC Filings,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including amendments thereto, proxy statements and annual reports to stockholders, and from time to time, other documents, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov. Copies of our Corporate Governance Guidelines, the Charters of the Audit, Compensation, Technology, Strategy and Capital Allocation and Nominating and Corporate Governance Committees of the Board of Directors, and our Code of Conduct and Ethics can also be found on our website. Printed copies of these posted materials are also available free of charge to stockholders who request them in writing from Investor Relations, 1912 Farmer Brothers Drive, Northlake, Texas 76262. Information on our website or linked to our website is not incorporated by reference into this Form 10-K.

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
Risks Related to our Business and Industry
Deterioration of global economic conditions, an economic recession, periods of inflation, rising interest rates, or economic uncertainty in our key markets may adversely affect customer and consumer spending, as well as demand for our products.
Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, interest rates, consumer spending rates, energy availability and costs, the negative impacts caused by public health crises, such as the COVID-19 pandemic, as well as the potential impacts of geopolitical uncertainties, and the effect of governmental initiatives to manage economic conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Most of our products are purchased by our customers based on end-user demand from consumers. Some of the factors that may influence consumer spending include general economic conditions, high levels of unemployment, health crises, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, inflationary pressure, tax rates, and general uncertainty regarding the overall future economic environment. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products and could present challenges in collecting our account receivables on a timely basis. Customer demand for our products may not reach our targets or may decline as distributors and retailers seek to reduce inventory positions if there is an economic downturn or economic uncertainty in our key markets. Economic cycles and related fluctuations in customer demand may have a material adverse effect on our business, financial condition, and results of operations.
We depend on the expertise of key personnel to operate our business. The unexpected loss of one or more of these key employees or difficulty recruiting and retaining qualified personnel could have a material adverse effect on our operations and competitive position.
Our success depends on the efforts and abilities of key personnel and a consistent workforce, including frontline workers, support staff and executive team members. The competition for talent is extremely high and candidates’ preferences and expectations are evolving. We must continue to recruit, retain, motivate and develop management and other employees sufficiently to maintain our current business and support our projected growth and strategic initiatives. This may require us to adapt to evolving labor conditions and make significant investments in training, coaching and other career development and retention activities. Activities related to identifying, recruiting, hiring and integrating qualified individuals require significant time and attention. In this competitive environment, our business has been and may continue to be adversely impacted by increases in labor costs, including wages and benefits, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets.
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
We have undergone, and may continue to experience, changes to our executive leadership team and senior management, and our future success will depend in part on our ability to manage these transitions successfully.
From time to time, there may be changes to our executive leadership team and senior management for various reasons, including as a result of the hiring, departure or realignment of key personnel. Such changes may adversely impact our operations, programs, growth, financial condition and results of operations. In 2022 and 2023, we had several changes to our executive leadership team and senior management as a result of organizational changes, including the departure of our chief sales officer and our chief supply chain officer. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. If we are unable to successfully manage changes to our executive leadership team and senior management, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.
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
Our accounts receivable represents a significant portion of our current assets increasing our exposure to bad debts and counter-party risk which could have a material adverse effect on our results of operations.
Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors. In addition, certain of our debtors use third-party distributors or do business through a network of affiliate entities which can make collection efforts more challenging and, at times, collections may be economically unfeasible. Any increase in our exposure to losses from bad debts could have a material adverse effect on our business, financial condition and results of operations.
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
We may be subject to securities litigation, class action and derivative lawsuits, which could result in substantial costs and could divert management attention away from other business concerns.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources from other business concerns, which could seriously harm our business. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

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
There are potential adverse effects of labor disputes with our own employees or with others who provide warehousing, co-packing, transportation (lines, truck drivers, 3PL service providers) or cargo handling (longshoremen), both domestic and foreign, of our raw materials or other products. We have union contracts relating to a portion of our workforce. Although we believe union relations have been amicable in the past, there is no assurance that this will continue in the future or that we will not be subject to future union organizing activity. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.
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
At June 30, 2023, the Company had approximately $133.9 million in federal net operating loss carryforwards that will begin to expire in the tax year ending June 30, 2027 and $173.1 million in state net operating loss carryforwards that begin to expire in the tax year ending June 30, 2024. Net operating losses of $78.9 million in federal and $10.3 million of state are indefinite lived and will not expire. If an ownership change as defined in Section 382 of the Internal Revenue Code (the "Code"), occurs with respect to our capital stock, our ability to use net operating losses ("NOLs") to offset taxable income would be subject to certain limitations. Generally, an ownership change occurs under Section 382 of the Code if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock over a rolling three-year period. If an ownership change occurs, our ability to use NOLs to reduce taxable net income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. If an ownership change were to occur, use of our NOLs to reduce payments of federal taxable net income may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code and limit our ability to use NOLs to offset taxable income.
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
Acquisitions are based on certain target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining the acquisition price. After consummation of an acquisition, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We perform an asset impairment analysis on an annual basis or whenever events occur that may indicate possible existence of impairment. Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions, loss of or significant decline in sales to customers included in valuation of the intangible asset, changes in our imputed cost of capital, and declines in our market capitalization, among other things, could result in impairment of our intangible assets and adversely affect our operating results. There were no intangible asset impairments during fiscal 2023 and fiscal 2022.
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
The performance of required transition services following the Sale may divert our resources and distract our management, which could harm our ability to optimize our continuing operations and successfully implement our post-Sale business strategy.
As described above, in connection with the Sale, we agreed to a mutual transitional co-manufacturing agreement pursuant to which we will manufacture certain products for Buyer and Buyer will manufacture certain products for us for an initial period of twelve months. We are also providing Buyer with certain transition services for an initial period of nine months. In order to perform our obligations under these transition-related agreements, we must allocate certain of our resources, including assets, facilities, equipment, and the time and attention of our senior management team, to ensure a smooth transition of the businesses sold, which may negatively impact our own business, results of operations, financial condition and cash flows. Difficulties in separating the operations, logistics, technologies and IT infrastructure of the divested business from those of our continuing businesses may require substantially more time and funds than we anticipated in negotiating the terms of our transition-related agreements with Buyer. If we are unsuccessful at executing our business plan and the necessary transition activities following the Sale, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
We have completed the sale of certain of our assets in the past, and may explore additional sales of our assets, and such divestitures may introduce significant risks and uncertainties.
Our strategic review resulted in the Sale, and we may engage in additional divestitures in the future. Divestitures involve significant risks and uncertainties that could adversely affect our business, consolidated financial position and consolidated results of operations. These include, among others, the inability to find buyers or complete transactions on favorable terms, disruption to our business and/or diversion of management attention from other business concerns. Significant time and expenses have been and could in the future be incurred to divest the assets described above, which may adversely affect operations as dispositions have required and may in the future require our continued financial involvement, such as through transition service agreements, guarantees, and indemnities or other current or contingent financial obligations and liabilities.
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
We are currently party to various legal and other proceedings, and additional claims may arise in the future. See Note 19, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10‑K. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, operationally disruptive and distracting to management, and could negatively affect our brand name and image and subject us to statutory penalties and costs of enforcement. We can provide no assurances as to the outcome of any litigation or the resolution of any other claims against us. An adverse outcome of any litigation or other claim could negatively affect our financial condition, results of operations and liquidity.
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
Risks Related to our Capital Structure and Ownership of Our Common Stock
An increase in our debt leverage could adversely affect our liquidity and results of operations.
In April 2021, we entered into a new senior secured credit facility composed of a revolver credit facility (the "Revolver Credit Facility" or the "Credit Facility") and a term credit facility agreement (the “Term Credit Facility”) (See Liquidity for details). On June 30, 2023, the Company and certain of its subsidiaries entered into that certain Consent and Amendment No. 4 to Credit Agreement (the “Fourth Amendment”), with the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group. The Fourth Amendment amends that certain Credit Agreement (the “Credit Agreement”), originally entered into by and among the parties on April 26, 2021, as amended by that certain Consent and Amendment No. 1 to Credit Agreement, dated December 20, 2021, that certain Increase Joinder and Amendment No. 2 to Credit Agreement, dated August 8, 2022 and that certain Amendment No. 3 to Credit Agreement (“Amendment No. 3”), dated August 31, 2022.. The Fourth Amendment includes a consent to the Sale by the administrative agent and the lenders and amends certain terms and conditions of the Credit Agreement by, among other things: (i) reflecting the payoff in full, with proceeds from the Sale, of the $47.0 million outstanding amount of the term loan issued pursuant to Amendment No. 3, (ii) reflecting the paydown, with proceeds from the Sale, of the Revolver Credit Facility (and a reduction of the maximum commitment of the lenders under the Revolver Credit Facility to $75.0 million), (iii) releasing liens of the administrative agent securing the obligations under the Credit Agreement on assets sold pursuant to the Sale, and (iv) amending the Credit Agreement so that the Company's financial covenant (i.e., fixed charge coverage ratio) is only in effect during such times when the Company's liquidity falls below certain thresholds. At June 30, 2023, we had outstanding borrowings of $23.0 million and utilized $4.0 million of the letters of credit sublimit under the Credit Facility, and had $35.8 million of availability under our Credit Facility. We may incur significant indebtedness in the future, including through additional borrowings under the Credit Facility, through the issuance of debt securities, or otherwise.
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
The Credit Facility contains certain customary affirmative and negative covenants and restrictions that, among other things, require the Company to satisfy certain financial covenants and restricts the Company's and its subsidiaries' ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments.
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
Should our operating performance deteriorate further, we will have less cash inflows from operations available to meet our financial obligations or to fund our other liquidity needs. Deterioration of our operating performance may also result in a reduction in our working capital, which could negatively impact our available borrowing capacity under our Credit Facility. In addition, if such deterioration were to lead to the closure of leased facilities, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flows from operations in the future to satisfy these financial obligations, we may be required to, among other things:
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
We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.
We may require additional financing to fund our operations or growth. The failure to secure additional financing could have a material adverse effect on our continued development or growth. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business, the number, complexity and characteristics of additional products or future manufacturing processes we require to serve new or existing markets, any material or significant product recalls, any failure or disruption with our manufacturing and co-packing partners as well as our third party logistics providers, the expansion into new markets, any changes in our regulatory or legislative landscape, particularly with respect to product safety, advertising, product labeling and data privacy, the costs associated with being a public company and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy and it is possible that our business could become more capital intensive. Although we believe that our Credit Facility, together with our cash flows from operations, will be sufficient to fund our working capital and capital expenditure requirements in the near term, arrangements for additional financing may not be available to us on acceptable terms, or at all, when needed. Additionally, any such arrangements may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders, and may not provide us with sufficient funds to meet our long-term capital requirements.
Inflationary pressures may adversely affect us by increasing costs of raw materials, labor, and other costs beyond what we can recover through price increases.
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
Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by stockholders. We currently have 500,000 authorized shares of preferred stock undesignated as to series, and we could cause shares currently designated as to series but not outstanding to become undesignated and available for issuance as a series of preferred stock to be designated in the future. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control of the Company without further action by stockholders and may adversely affect the voting and other rights of the holders of our common stock.
Further, certain provisions of our organizational documents have provisions eliminating the ability of stockholders to take action by written consent, and provisions limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of our common stock. In addition, our organizational documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control or management.
Volatility in the equity markets or interest rate fluctuations could substantially increase our pension funding requirements and negatively impact our financial position.
As of June 30, 2023, the projected benefit obligation under our two employer defined benefit pension plans exceeded the fair value of plan assets. The difference between the projected benefit obligation and the fair value of plan assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require payments to the Pension Benefit Guaranty Corporation. In addition, facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit pension plans, and the cost of such liabilities may be significant or may compromise our ability to close facilities or otherwise conduct cost reduction initiatives on time and within budget. A significant increase in future funding requirements could have a negative impact on our financial condition and results of operations.
Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.
We have been and may continue to be subject to proposals by stockholders urging us to take certain corporate actions. Responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, and can disrupt our operations and divert the attention of management and employees. If activist stockholder activities continue, our business could be adversely affected.
For example, we have been and may continue to be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, suppliers and other strategic partners, and cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
If securities analysts or industry analysts downgrade our stock, publish negative research or reports or do not publish reports about our business, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our stock or our competitors’ stock, our stock price may likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.
Our ability to implement our business plan successfully depends in part upon our ability to further build brand recognition, including for our proprietary products, using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We have registered or applied to register a number of our trademarks. We cannot assure investors that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes upon our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business, financial condition or results of operations and might prevent our brands from achieving or maintaining market acceptance.
We may also face the risk of claims that we have infringed third parties’ intellectual property rights. If third parties claim that we have infringed or are infringing upon their intellectual property rights, our operating profits could be affected in a materially adverse manner. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our services, if feasible, divert management’s attention and resources or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products or services, any of which could have a negative impact on our business, financial condition or results of operations and could harm our future prospects.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our production and distribution facilities as of June 30, 2023 are as follows:

Location	Approximate Area (Square Feet)	Purpose	Status
Northlake, TX	108,262	Corporate headquarters, manufacturing, distribution, warehouse, product development lab	Leased
Portland, OR	124,000	Manufacturing and distribution, product development lab	Leased
Oklahoma City, OK	142,115	Equipment repair center	Owned
Northlake, IL	89,837	Distribution and warehouse	Leased
Moonachie, NJ	41,404	Distribution and warehouse	Leased
Rialto, CA	156,586	Distribution and warehouse	Leased
As of June 30, 2023, we stage our products in 106 branch warehouses throughout the contiguous United States. These branch warehouses and our distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our stand-alone branch warehouses vary in size from approximately 1,000 to 34,000 square feet.
Approximately 70% of our facilities are leased with a variety of expiration dates within the range of 2023 through 2032.
We calculate our utilization for all of our coffee roasting facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, five days per week), in each case, based on our current product mix. Utilization rates for our coffee roasting facilities were approximately 68%, 75%, and 63% during fiscal 2023, 2022 and 2021, respectively.
We believe that our existing facilities provide adequate capacity for our current operations.

Item 3.	Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 19, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The principal market on which our common stock is listed for trading is the Nasdaq Global Select Market under the symbol “FARM.”
Holders
As of September 5, 2023, there were approximately 191 shareholders of record of common stock. This does not include persons whose common stock is in nominee or “street name” accounts through brokers.
Dividends
We have not recently declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to pay cash dividends in the foreseeable future.
Performance Graph
The following graph depicts a comparison of the total cumulative stockholder return on our common stock for each of the last five fiscal years relative to the performance of the Russell 2000 Index and a peer group index. Companies in the Russell 2000 and peer group index are weighted by market capitalization. The graph assumes an initial investment of $100.00 at the close of trading on June 30, 2018 and that all dividends paid by companies included in these indices have been reinvested.
Because no published peer group is similar to the Company's portfolio of business, the Company created a peer group index that includes the following companies that operate in a similar line of business: Utz Brands, Inc., J&J Snack Foods Corp., Hostess Brands, Inc., The Simply Good Foods Company, Calavo Growers, John B Sanfilippo & Son, Inc., SunOpta, Inc., MGP Ingredients, Inc., Whole Earth Brands, Beyond Meat, Inc., Freshpet, Inc., NewAge, Inc., The Duckhorn Portfolio, Inc., Vital Farms, Inc. and Bridgford Foods Corporation.
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
Comparison of 5 Year Cumulative Total Return
(Fiscal Years Ended June 30)

	Fiscal Years Ended June 30,
	2018	2019	2020	2021	2022	2023
Farmer Bros. Co.	100.00	53.58	24.03	41.54	15.35	9.07
Russell 2000 Index	100.00	96.69	90.28	146.28	109.42	122.89
Peer Group Index	100.00	109.63	97.39	141.10	83.96	86.71
Issuer Purchases of Equity Securities
Neither we, nor any affiliated purchaser, purchased any of our equity securities during the quarter ended June 30, 2023.
Sale of Unregistered Securities
We did not sell unregistered securities during fiscal 2023.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. This Management's Discussion and Analysis is for continuing operations of the Company. The Company’s results of operations for all periods presented have been adjusted to reflect the discontinued operations related to the Sale. The results of operations and the related discussions below focus on the Company’s continuing operations for each period. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for fiscal 2023, fiscal 2022 and fiscal 2021 are not necessarily indicative of the results that may be expected for any future period. This discussion, which presents our results for fiscal 2023, fiscal 2022, and fiscal 2021 should be read in conjunction with our Consolidated Financial Statements and the accompanying notes and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on September 2, 2022, which provides additional information on comparisons of fiscal 2022 and the year ended June 30, 2021 ("fiscal 2021").
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
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurants, department and convenience store retailers, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. Through our sustainability, stewardship, environmental efforts, and leadership we are not only committed to serving the finest products available, considering the cost needs of the customer, but also focus on their sustainable cultivation, manufacture and distribution whenever possible.
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
We operate a production facility in Portland, Oregon. We distribute our products from our Portland, Oregon production facility, as well as separate distribution centers in Northlake, Texas; Portland, Oregon; Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 242 delivery routes and 106 branch warehouses as of June 30, 2023. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Summary Overview of Fiscal 2023 Results
Net sales in fiscal 2023 increased $25.2 million, or 8%, to $340.0 million from $314.8 million in fiscal 2022. The increase in net sales was primarily due to higher pricing compared to prior periods, partially offset by decline in sales volume.
During fiscal 2023, we experienced lower gross margins compared to fiscal 2022, primarily resulting from higher product costs relative to fiscal 2022. Overall, gross margins decreased by 8.8% to 33.7% in fiscal 2023 from 42.5% compared to fiscal 2022. The decrease was also attributable to an increase in unfavorable production variances. The price increases and delivery surcharges implemented across our network helped mitigate the impact of higher supply chain and product costs.
Operating expenses decreased by $4.2 million in fiscal 2023 over the prior year period due to a $3.7 million increase in selling expenses offset by a $5.7 million decrease in general and administrative expenses and a $2.2 million increase in gain on sale of assets from the sale of branch properties and other assets. The increase in selling expenses during fiscal 2023 was primarily due to an increase in payroll-related costs. The decrease in general and administrative expenses during fiscal 2023 was primarily due to a decrease in incentive compensation expense, a $1.9 million gain on settlement related to the acquisition of Boyd Coffee Company ("Boyd"), which included the cancellation of shares of the Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share, of the Company ("Series A Preferred Stock") and settlement of liabilities (the "Boyd Settlement"), and a payroll tax refund which was partially offset by an increase in contract services.

Our capital expenditures related to continuing operations for fiscal 2023 were $13.2 million as compared to $13.6 million in fiscal 2022, a decrease of $0.4 million. This was driven by lower expansionary capital spend of $1.6 million in fiscal 2023 compared to fiscal 2022, offset by a $1.2 million increase in maintenance capital spend in fiscal 2023. The expansionary capital spending reductions were driven by several key initiatives put in place, including a focus on refurbished coffee brewing equipment to drive cost savings, and reductions across some capital categories.
As of June 30, 2023, the outstanding debt on our Revolver Credit Facility was $23.0 million a decrease of $40.0 million since June 30, 2022. Our cash decreased by $4.6 million to $5.4 million as of June 30, 2023, compared to $10.0 million as of June 30, 2022. The proceeds from the Sale were applied to pay off the Term Credit Facility and pay down the Revolver Credit Facility.
Financial Data Highlights (in thousands, except per share data and percentages)

	For The Years Ended June 30,			2023 vs 2022
	2023	2022	2021	Favorable (Unfavorable)
				Change	% Change
Income Statement Data:
Net sales	$339,964	$314,783	261,911	$25,181	8.0%
Gross margin	33.7%	42.5%	36.6%	(8.8)%	NM
Operating expenses as a % of sales	39.9%	44.4%	48.8%	4.5%	NM
Loss from continuing operations	$(34,038)	$(1,974)	(30,213)	$(32,064)	NM
Loss from continuing operations available to common stockholders per common share, basic and diluted	$(1.74)	$(0.14)	$(1.74)	$(1.60)	NM

Operating Data:
Coffee pounds - continuing operations	24,373	26,159	26,347	(1,786)	(6.8)%
EBITDA(1)	$(16,925)	$11,101	$8,646	$(28,026)	(252.5)%
EBITDA Margin(1)	(5.0)%	3.5%	3.3%	(8.5)%	NM
Adjusted EBITDA(1)	$(14,153)	$16,214	$13,777	$(30,367)	(187.3)%
Adjusted EBITDA Margin(1)	(4.2)%	5.2%	5.3%	(9.4)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	47.1%	48.2%	50.3%	(1.1)%	(2.3)%
Tea & Other Beverages (2)	26.0%	25.6%	24.8%	0.4%	1.6%
Culinary	19.0%	17.7%	16.9%	1.3%	7.3%
Spices	6.9%	7.1%	7.1%	(0.2)%	(2.8)%
Delivery Surcharge	1.0%	1.4%	0.9%	(0.4)%	NM
Net sales from continuing operations	100.0%	100.0%	100.0%

Other data:
Capital expenditures related to maintenance	$13,190	$12,038	$7,758	$(1,152)	(9.6)%
Total capital expenditures	13,190	13,624	9,577	434	3.2%
Depreciation & amortization expense	12,938	12,359	18,760	(579)	(4.7)%
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
Factors Affecting Our Business
We have identified factors that affect our industry and business which we expect will play an important role in our future growth and profitability. Some of these factors include:
•Investment in Manufacturing Facility. We are focused on leveraging our Portland, Oregon facility to produce the highest quality coffee in response to the market shift to premium and specialty coffee and create sustainable long-term growth. We will continue to invest in our facility to ensure reliable production while focusing on overall production costs.
•Supply Chain Efficiencies and Competition. In order to compete effectively and capitalize on growth opportunities, we must retain and continue to grow our customer base, evaluate and undertake initiatives to reduce costs and streamline our supply chain. We continue to look for ways to deploy our personnel, systems, assets and infrastructure to create or enhance stockholder value. Areas of focus include distribution network optimization, methods of procurement, logistics, inventory management, supporting technology, and real estate assets. The ability to attract and retain a skilled workforce, as well as mitigate global supply chain challenges, will affect our future growth and profitability.
•Demographic and Channel Trends. Our success is dependent upon our ability to develop new products in response to demographic and other trends to better compete in areas such as premium coffee and tea, including expansion of our product portfolio by investing resources in what we believe to be key growth categories and different formats.
•Fluctuations in Green Coffee Prices. Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, coffee “C” market near month price per pound ranged from approximately $0.86 to $2.60. The coffee “C” market near month price as of June 30, 2023 and 2022 was $1.65 and $2.30 per pound, respectively. The price and availability of green coffee directly impacts our results of operations. For additional details, see Risk Factors in Part I, Item 1A of this Form 10-K.
•Hedging Strategy. We are exposed to market risk of losses due to changes in coffee commodity prices. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through derivative instruments, as further explained in Note 5, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
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
Results of Operations
The following table sets forth information regarding our consolidated results of operations for fiscal 2023, fiscal 2022 and fiscal 2021.

	For the Years Ended June 30,			2023 vs 2022
	2023	2022	2021	Favorable (Unfavorable)
				Change	% Change
Net sales	$339,964	$314,783	$261,911	$25,181	8%
Cost of goods sold	225,351	180,968	166,130	(44,383)	(25)%
Gross profit	114,613	133,815	95,781	(19,202)	(14)%
Selling expenses	103,151	99,458	88,283	(3,693)	(4)%
General and administrative expenses	37,561	43,243	38,977	5,682	13%
Net gains from sale of assets	(5,140)	(2,905)	(593)	2,235	NM
Impairment of fixed assets	—	—	1,243	—	—%
Operating expenses	135,572	139,796	127,910	4,224	3%
Loss from operations	(20,959)	(5,981)	(32,129)	(14,978)	(250)%
Other (expense) income:
Interest expense	(9,162)	(4,009)	(9,901)	(5,153)	(129)%
Postretirement benefits curtailment and pension settlement charge	—	—	6,359	—	—%
Other, net	(4,242)	8,140	19,386	(12,382)	(152)%
Total other (expense) income	(13,404)	4,131	15,844	(17,535)	(424)%
Loss from continuing operations before taxes	(34,363)	(1,850)	(16,285)	(32,513)	(1,757)%
Income tax (benefit) expense	(325)	124	13,928	449	362%
Loss from continuing operations	$(34,038)	$(1,974)	$(30,213)	$(32,064)	(1,624)%
_____________
NM - Not Meaningful

Fiscal 2023 and Fiscal 2022
Net Sales
Net sales in fiscal 2023 increased $25.2 million, or 8%, to $340.0 million from $314.8 million in fiscal 2022. The increase in net sales was primarily due to higher pricing compared to prior periods, partially offset by a decline in sales volume. On our sales, average unit price increased due to the increase in pricing and product mix sold to customers.
The following table presents the effect of changes in unit sales, unit pricing and product mix for fiscal 2023 compared to fiscal 2022 (in millions):
Units Sold and Pricing

	For Year Ended June 30, 2023 vs 2022	% of Total Mix Change
Effect of change in unit sales	(22.3)	(88.5)%
Effect of pricing and product mix changes	47.5	188.5%
Total increase in net sales	25.2	100.0%
Unit sales decreased 6.1% and average unit price increased by 15.1% in fiscal 2023 as compared to the same prior year period, resulting in a net increase in net sales of 8%. Average unit price increased during fiscal 2023 due to a mix of products sold, along with price increases implemented during fiscal 2023. There were no new product category introductions in fiscal 2023 or fiscal 2022 which had a material impact on our net sales.
Gross Profit
Gross profit in fiscal 2023 decreased $19.2 million, or 14%, to $114.6 million from $133.8 million in fiscal 2022. Gross margin decreased 8.8% to 33.7% in fiscal 2023 from 42.5% in fiscal 2022. The decrease in gross profit in fiscal 2023 was primarily driven by inflationary increases in materials and production costs, as well as an increase in underlying green coffee commodity prices.
Operating Expenses
In fiscal 2023, operating expenses decreased by $4.2 million, or 3%, to $135.6 million from $139.8 million, in fiscal 2022. The decrease was primarily due to $3.7 million increase in selling expenses offset by a $5.7 million decrease in general and administrative expenses and a $2.2 million increase in net gains from sale of assets due to sale of branch properties during fiscal 2023.
The increase in selling expenses during fiscal 2023 was primarily due to increased headcount and other payroll-related costs and the inclusion of a one time sales tax refund in fiscal 2022. The decrease in general and administrative expenses during fiscal 2023 was primarily due to a decrease in incentive compensation expense, a $1.9 million gain in connection with the Boyd Settlement, and a payroll tax refund which was partially offset by an increase in contract services.
Total Other Income (Expense)
Total other income (expense) in fiscal 2023 was $13.4 million of expense compared to $4.1 million of income in fiscal 2022. The change in total other income (expense) in fiscal 2023 was primarily a result of an increase in interest expense and an absence of the gains from coffee-related derivative instruments in fiscal 2023.
Interest expense in fiscal 2023 increased $5.2 million to $9.2 million from $4.0 million in the prior year period. The increase in interest expense in fiscal 2023 was principally due to higher interest rates, as well as an increase in interest rate swap costs.
In fiscal 2023, Other, net decreased by $12.3 million to a $4.2 million loss compared to a $8.1 million gain in fiscal 2022. The decrease in Other, net, was primarily a result of mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges.
Income Taxes
In fiscal 2023, we recorded income tax benefit of $0.3 million as compared to income tax expense of $0.1 million in fiscal 2022.
Fiscal 2022 and Fiscal 2021
Net Sales
Net sales in fiscal 2022 increased $52.9 million, or 20%, to $314.8 million from $261.9 million in fiscal 2021. The increase in net sales was primarily due to the continued recovery from the impact of the COVID-19 pandemic, along with price increases and delivery surcharges implemented during fiscal 2022.

The following table presents the effect of changes in unit sales, unit pricing and product mix for fiscal 2022 compared to fiscal 2021 (in millions):
Units Sold and Pricing

	For Year Ended June 30, 2022 vs 2021	% of Total Mix Change
Effect of change in unit sales	5.5	10.4%
Effect of pricing and product mix changes	47.4	89.6%
Total increase in net sales	52.9	100.0%
Unit sales increased 1.8% and average unit price increased by 18.0% in fiscal 2022 as compared to the same prior year period, resulting in a net increase in net sales of 20%. Average unit price increased during fiscal 2022 due to a mix of products sold, along with price increases and delivery surcharges implemented during fiscal 2022. There were no new product category introductions in fiscal 2022 or fiscal 2021 which had a material impact on our net sales.
Gross Profit
Gross profit in fiscal 2022 increased $38.0 million, or 40%, to $133.8 million from $95.8 million in fiscal 2021. Gross margin increased 5.5% to 42.5% in fiscal 2022 from 37% in fiscal 2021. The increase in gross profit in fiscal 2022 was due to the continued recovery from COVID-19. The increase was also attributable to a decline in our unfavorable production variances and inventory scrap write-downs due to the closure of our aged Houston, Texas plant during fiscal 2021. The price increases and delivery surcharges implemented during fiscal 2022 helped mitigate the impact of higher supply chain and product costs.
Operating Expenses
In fiscal 2022, operating expenses increased by $11.9 million, or 9%, to $139.8 million from $127.9 million, in fiscal 2021. The increase was primarily due to $11.2 million increase in selling expenses and a $4.3 million increased in general and administrative expenses offset by a $2.3 million increase in net gains from sale of assets due to sale of branch properties during fiscal 2022 and a $1.2 million decrease in fixed asset impairment.
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
Total Other Income (Expense)
Total other income (expense) in fiscal 2022 was $4.1 million of income compared to $15.8 million of income in fiscal 2021.
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
Interest expense in fiscal 2022 decreased $5.9 million to $4.0 million from $9.9 million in the prior year period. The decrease in interest expense in fiscal 2022 was principally due to lower interest rates on our new credit facility entered in April 2021, as well as a reduction in interest rate swap costs.
In fiscal 2022, Other, net decreased by $11.3 million to $8.1 million compared to $19.4 million in fiscal 2021. The decrease in Other, net, was primarily a result of lower amortized gains on our terminated post-retirement medical benefit plan and mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges.
Income Taxes
In fiscal 2022, we recorded income tax expense of $0.1 million as compared to $13.9 million in fiscal 2021. The 2021 tax expense is primarily due to the $13.7 million of previously deferred non-cash tax expense in accumulated other comprehensive income associated with gains on the postretirement medical plan in prior years. Upon termination of this plan during fiscal 2021, the deferred non-cash tax expense was reversed out of other comprehensive income and recorded in continuing operations net income in the second quarter of fiscal 2021.

Non-GAAP Financial Measures
In addition to net loss determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as loss from continuing operations excluding the impact of:
•income tax benefit;
•interest expense; and
•depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as loss from continuing operations excluding the impact of:
•income tax benefit;
•interest expense;
•depreciation and amortization expense;
•401(k), ESOP and share-based compensation expense;
•gain on Settlement with Boyd's sellers;
•net gains from sales of assets;
•strategic initiatives;
•severance costs;
•impairment of fixed assets;
•costs associated with the COVID-19 pandemic;
•severe weather event; and
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
EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin, as defined by us, may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP. This calculation is for continuing operations only.

Set forth below is a reconciliation of reported loss from continuing operations to EBITDA (unaudited):

	For the Year Ended June 30,
(In thousands)	2023	2022	2021
Loss from continuing operations, as reported	$(34,038)	$(1,974)	$(30,213)
Income tax (benefit) expense	(325)	124	13,928
Interest expense (1)	4,499	591	6,171
Depreciation and amortization expense	12,939	12,360	18,760
EBITDA	$(16,925)	$11,101	$8,646
EBITDA Margin	(5.0)%	3.5%	3.3%
____________
(1)Excludes interest expense related to pension plans and postretirement benefits.
Set forth below is a reconciliation of reported loss from continuing operations to Adjusted EBITDA (unaudited):

	Year Ended June 30,
(In thousands)	2023	2022	2021
Loss from continuing operations, as reported	$(34,038)	$(1,974)	$(30,213)
Income tax (benefit) expense	(325)	124	13,928
Interest expense (1)	4,499	591	6,171
Depreciation and amortization expense	12,939	12,360	18,760
401(k), ESOP and share-based compensation expense	8,212	6,989	4,580
Net (gains) losses from sale of assets	(5,140)	(2,905)	(593)
Strategic initiatives	(1,917)	—	—
Severance costs	—	76	4,203
Impairment of fixed assets	1,617	953	1,596
Gain on settlement with Boyd's sellers (2)	—	—	1,243
	—	—	352
Non-recurring costs associated with the COVID-19 pandemic	—	—	109
Weather-related event - 2021 severe winter weather	—	—	(6,359)
Postretirement benefits gains curtailment and pension settlement charge	$(14,153)	$16,214	$13,777
Adjusted EBITDA	(4.2)%	5.2%	5.3%
Adjusted EBITDA Margin
________
(1)Excludes interest expense related to pension plans and postretirement benefits.
(2)Result of the settlement related to the acquisition of Boyd Coffee Company which included the cancellation of shares of Series A Preferred Stock and settlement of liabilities.

Liquidity, Capital Resources and Financial Condition
Results include the cash flow impacts of discontinued operations, unless otherwise noted.
The following table summarizes the Company’s debt obligations, excluding unamortized deferred debt financing costs:

				June 30, 2023		June 30, 2022
(In thousands)	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	various	4/25/2025	N/A	$23,021	6.66%	$63,000	6.17%
Term Loan	4/26/2021	4/25/2025	$47,500	$—		$45,600	7.50%
Total				$23,021		$108,600
Credit Facility
The revolver under the Credit Facility has a commitment of up to $75.0 million and a maturity date of April 25, 2025. Availability under the revolver is calculated as the lesser of (a) $75.0 million or (b) the amount equal to the sum of (i) 85% of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value of Eligible Inventory, minus (c) applicable reserve. The term loan under the Term Credit Facility was fully paid down on June 30, 2023.
The Credit Facility contain customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments. As of and through June 30, 2023, we were in compliance with all of the covenants under the Credit Facility.
The Credit Facility provides us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment and continue to execute on key strategic initiatives.
Pursuant to an International Swap Dealers Association, Inc. Master Agreement (“ISDA”) effective March 20, 2019, the Company on March 27, 2019, entered into a swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Original Rate Swap”). In December 2019, the Company amended the notional amount to $65.0 million. The Original Rate Swap was intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company's prior revolving credit facility. Under the terms of the Original Rate Swap, the Company received 1-month LIBOR, subject to a 0% floor, and made payments based on a fixed rate of 2.1975%. The Company’s obligations under the ISDA were secured by the collateral which secures the loans under the prior revolving credit facility on a pari passu and pro rata basis with the principal of such loans. On May 16, 2023, the Company settled the Original Rate Swap. The net settlement of the Original Rate Swap was a $13 thousand loss. There is no remaining balance frozen in AOCI as of June 30, 2023. See Note 5, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K, for details.
At June 30, 2023, we had outstanding borrowings of $23.0 million and utilized $4.0 million of the letters of credit sublimit under the Credit Facility, and had $35.8 million of availability under our Credit Facility.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Credit Facility. In light of our financial position, operating performance and current economic conditions, including the state of the global capital markets, there can be no assurance as to whether or when we will be able to raise capital by issuing securities. We believe that the Credit Facility, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
At June 30, 2023, we had $5.2 million of unrestricted cash and cash equivalents. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity. An economic downturn may also cause substantial changes in consumer behavior and demand for our products, adversely affecting results of operations and our financial position, some of which we may not be able to predict with certainty.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	For the Years Ended June 30,
	2023	2022
Consolidated Statements of cash flows data (in thousands)
Net cash used in operating activities	$(6,880)	$(11,454)
Net cash provided by (used in) investing activities	88,445	(6,045)
Net cash (used in) provided by financing activities	(86,140)	17,055
Net decrease in cash and cash equivalents	$(4,575)	$(444)
Operating Activities
Net cash used in operating activities in fiscal 2023 decreased $4.6 million as compared to fiscal 2022. The change was driven by a decrease in inventory, partially offset by lower cash earnings.
Investing Activities
Net cash provided by investing activities during fiscal 2023 was $88.4 million as compared to net cash used of $6.0 million during fiscal 2022. The $94.4 million change is primarily reflective of the $92.2 million of net cash proceeds resulting from the Sale.
Financing Activities
Net cash used in financing activities during fiscal 2023 was $86.1 million as compared to of $17.1 million of cash provided by financing activities during fiscal 2022. Proceeds from the Sale were used to pay off in full, the $47 million outstanding amount under the Term Credit Facility and the partial pay down of the Revolver Credit Facility to a balance of $23.0 million as of June 30, 2023.
Contractual Obligations, Commitments and Contingencies
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from our operations and borrowing capacity currently available under our Credit Facility. We generally finance our obligations through cash flows from operations and borrowings under our Credit Facility. We believe that the Credit Facility, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
At June 30, 2023, we had $5.2 million of unrestricted cash and cash equivalents. At June 30, 2023, we had $35.8 million of availability under our Credit Facility.
The following table contains information regarding total contractual obligations as of June 30, 2023, which we expect to fund primarily with operating cash flows:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations(1)	$28,916	$7,979	$12,501	$7,509	$927
Finance lease obligations(1)	482	193	289	—	—
Pension plan obligations(2)	73,730	7,660	14,890	15,070	36,110
Postretirement benefits other than pension plans (2)	661	62	130	137	332
Revolving credit facility (4)	23,021	—	23,021	—	—
Purchase commitments(3)	115,335	115,335	—	—	—
Derivative liabilities	2,636	2,636	—	—	—
Total contractual obligations	$244,781	$133,865	$50,831	$22,716	$37,369
 ______________
(1) See Note 6, Leases, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
(2) See Note 12, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
(3) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2023. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets. Purchase commitments related to the Sale will be transferred to the Buyer in the first half of fiscal 2024. See Note 19, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
(4) See Note 13, Debt Obligations, of the Notes to Consolidated Financial Statements included in this Form 10‑K.

Capital Expenditures
For fiscal 2023, fiscal 2022 and fiscal 2021 our capital expenditures paid were $15.0 million, $15.2 million and $15.1 million respectively. In fiscal 2024, we anticipate capital expenditures will be between $16.0 million and $18.0 million. We expect to finance these expenditures through cash flows from operations and borrowings under our Revolver Credit Facility.
Depreciation and amortization expense from continuing operations was $12.9 million, $12.4 million and $18.8 million in fiscal 2023, 2022 and 2021, respectively.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2023 or June 30, 2022.
Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two-year period ended June 30, 2023. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented. All prior period amounts have been retrospectively adjusted to reflect the impact of discontinued operations to previously issued financial statements.
The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year or future fiscal quarters.

	2023
(In thousands)	Q1	Q2	Q3	Q4
Net sales	$79,826	$88,919	$85,723	$85,496
Gross profit	27,018	31,023	28,755	27,817
Loss from continuing operations, net of cumulative preferred dividends unpaid and undeclared	$(1,580)	$(8,682)	$(6,927)	$(16,849)
Net loss available to common stockholders	$(7,374)	$(13,608)	$(11,423)	$(46,775)
Net loss per common share, basic and diluted	$(0.39)	$(0.73)	$(0.57)	$(2.33)

	2022
(In thousands)	Q1	Q2	Q3	Q4
Net sales	$72,254	$79,255	$78,673	$84,601
Gross profit	29,108	33,391	35,345	35,971
Loss from continuing operations, net of cumulative preferred dividends unpaid and undeclared	$(198)	$(2,616)	$8	$238
Net loss available to common stockholders	$(2,424)	$(5,420)	$(4,040)	$(4,371)
Net loss per common share, basic and diluted	$(0.14)	$(0.31)	$(0.23)	$(0.23)
Note: The sum of individual quarterly net loss per share may not agree to the total for the year due to each period's computation being based on the weighted average number of common shares outstanding during such period.
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
We utilize derivative instruments to reduce the impact of changing green coffee commodity prices. We purchase over-the-counter coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Notwithstanding this customer direction, pursuant to Accounting Standards Codification (“ASC“) 815, “Derivatives and Hedging,” we are considered the owner of these derivative instruments and, therefore, we are required to account for them as such. In the event the customer fails to purchase the products associated with the underlying derivative instruments for which the price has been locked-in on behalf of the customer, we expect that such derivative instruments will be assigned to, and assumed by, the customer in accordance with contractual terms or, in the absence of such terms, in accordance with standard industry custom and practice. In the event the customer fails to assume such derivative instruments, we will remain obligated on the derivative instruments at settlement. We generally settle derivative instruments to coincide with the receipt of the purchased green coffee or apply the derivative instruments to purchase orders effectively fixing the cost of in-bound green coffee purchases. As of June 30, 2023 and 2022, we had 3.9 million and 4.7 million pounds of green coffee covered under coffee-related derivative instruments, respectively. We do not purchase any derivative instruments to hedge cost fluctuations of any commodities other than green coffee.
The fair value of derivative instruments is based upon broker quotes. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. The change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (“AOCI”) on our consolidated balance sheet and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. At June 30, 2023, approximately 40% of our outstanding coffee-related derivative instruments, representing 1.5 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At June 30, 2022, approximately 89% of our outstanding coffee-related derivative instruments, representing 4.2 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. The portion of open hedging contracts that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results.
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
The following table illustrates the sensitivity to a change in certain assumptions for the Farmer Bros. pension plan, holding all other assumptions constant:

($ in thousands)	Effect on 2023 Net Periodic Benefit Cost	Effect on June 30, 2023 PBO
50 basis points decrease in discount rate	$(62)	$4,675
50 basis points increase in discount rate	$50	$(4,302)
50 basis points decrease in expected rate of return on assets	$365	N/A
50 basis points increase in expected rate of return on assets	$(365)	N/A
See Note 12, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Form 10‑K for further discussions of our various pension plans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We historically have been exposed to market value risk arising from changes in interest rates on our securities portfolio for which we entered, from time to time, futures and options contracts, or invested in derivative instruments, to manage our interest rate risk. Effective March 27, 2019, the Company entered into an interest rate swap to manage the interest rate risk on its floating-rate indebtedness. In connection with the Revolver Credit Facility, the Company also executed a new ISDA agreement to transfer its interest swap to Wells Fargo (“Amended Rate Swap”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original interest rate swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap. See Note 5, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K for further discussions of our derivative instruments.
At June 30, 2023, we had outstanding borrowings on our Revolver of $23.0 million and had utilized $4.0 million of the letters of credit sublimit. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the Revolver at June 30, 2023 was 6.66%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the Revolver based on the weighted average interest rate on the outstanding borrowings as of June 30, 2023:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$23,021	5.16%	$1,188
–100 basis points	$23,021	5.66%	$1,303
Unchanged	$23,021	6.66%	$1,533
+100 basis points	$23,021	7.66%	$1,763
+150 basis points	$23,021	8.16%	$1,879
Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of green coffee. We value green coffee inventory on the FIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. See Note 5, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K for further discussions of our derivative instruments.
The following table summarizes the potential impact as of June 30, 2023 to net income (loss) and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$378	$(378)	$260	$(260)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of June 30, 2023. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of June 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures are effective.
Management's Report on Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting pursuant to Rules 13a-15(d) or 15d-15(d) promulgated under the Exchange Act during our fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2023. The Company's independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”), (PCAOB ID Number 248), has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report is included with the consolidated financial statements.

Item 9B.	Other Information
Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the Company’s 2023 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated in this Form 10-K by reference.

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
(a)List of Financial Statements and Financial Statement Schedules:
1. Financial Statements included in Part II, Item 8 of this Form 10-K:

Consolidated Balance Sheets as of June 30, 2023 and 2022.

Consolidated Statements of Operations for the Years Ended June 30, 2023, 2022 and 2021.

Consolidated Statements of Comprehensive Loss for the Years Ended June 30, 2023, 2022 and 2021.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2023, 2022 and 2021.

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2023, 2022 and 2021.

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

2.1
Asset Purchase Agreement, dated June 6, 2023, between TreeHouse Foods, Inc. and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).

2.2
Amendment to Asset Purchase Agreement, dated June 30, 2023, between TreeHouse Foods, Inc. and Farmer Bros. Co. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated by reference herein).

3.1
Second Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023 and incorporated herein by reference).

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2023 and incorporated herein by reference).

4.1	Description of Farmer Bros. Co. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1
Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).*

10.2
Amendment No. 1 to Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).*

10.3
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

10.4
Amendment to the Farmer Bros. Co. Retirement Plan, dated as of December 1, 2018 (filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.5
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).*

10.6
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017 and incorporated herein by reference).*

10.7
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).*

10.8
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).*

10.9
Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).*

10.10
Second Amendment to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, dated as of December 31, 2018 (filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.11
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2017 (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed with the SEC on February 7, 2018 and incorporated herein by reference).*

10.12
Employment Agreement, dated as of September 6, 2019, by and between Farmer Bros. Co. and Deverl Maserang (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2019 and incorporated herein by reference).*

10.13
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).*

10.14
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

10.15
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

Exhibit No.	Description
10.16
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.17
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).*

10.18
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.19
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.20	Farmer Bros. Co. 2017 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).*

10.21
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.22
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).*

10.23
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.24	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed herewith).*

10.25
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Grant Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.26
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Grant Agreement (Employees) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.27
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 28, 2021 and incorporated herein by reference).*

10.28
Form of Farmer Bros Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 10, 2023 and incorporated by reference herein).*

10.29	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed herewith).*

10.30	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Cash-Based Restricted Stock Unit Award Agreement (filed herewith).*

10.31	Farmer Bros. Co. 2020 Inducement Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).*

10.32
Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).*

10.33
Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).*

10.34	Form of Severance Agreement (filed herewith).*

10.35	Form of Amended and Restated Severance Agreement (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).*

Exhibit No.	Description
10.36
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 2, 2022).*

10.37
Interest Rate Swap Confirmation, dated as of March 28, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).*

10.38
Credit Agreement dated as of dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.39
Consent and Amendment No. 1 to Credit Agreement, dated as of December 20, 2021, by and among Farmer Bros Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).

10.40
Increase Joinder and Amendment No. 2 to Credit Agreement, dated as of August 8, 2022, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2022 and incorporated herein by reference).

10.41
Amendment No. 3 to Credit Agreement, dated August 31, 2022, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2022 and incorporated herein by reference).

10.42
Consent and Amendment No. 4 to Credit Agreement, dated June 30, 2023, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).

10.43
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

10.45
Guaranty and Security Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other grantors named therein, and MGG Investment Group LP, as administrative agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.46
ISDA Master Agreement dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.47
Schedule of the ISDA Master Agreement, dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.48
Replacement interest rate swap with Wells Fargo Bank, N.A. pursuant to a new interest rate swap confirmation (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.49
General Release and Separation Agreement, dated March 23, 2023, by and between Farmer Bros. Co. and Ruben Inofuentes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2023 and incorporated herein by reference).*

10.50
General Release and Separation Agreement, dated March 25, 2023, by and between Farmer Bros. Co. and Maurice Moragne (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2023 and incorporated herein by reference).*

10.51
Cooperation Agreement, dated October 30, 2022, by and among Farmer Bros Co., the entities and persons listed on Exhibit A thereto, and the entities and persons listed on Exhibit B thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022 and incorporated herein by reference).

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

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed as Exhibit 21.1 to the Company’s Report on Form 10-K filed with the SEC on September 2, 2022 and incorporated herein by reference).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Farmer Bros. Co. Amended and Restated Policy on Executive Compensation in Restatement Situations (filed herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
________________

*	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Deverl Maserang
Deverl Maserang President and Chief Executive Officer
September 12, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Deverl Maserang	President, Chief Executive Officer and Director (principal executive officer)	September 12, 2023
Deverl Maserang

/s/ Scott R. Drake	Chief Financial Officer (principal financial officer)	September 12, 2023
Scott R. Drake

/s/ Matthew Coffman	Vice President and Controller (principal accounting officer)	September 12, 2023
Matthew Coffman

/s/ Alfred Poe	Chairman of the Board and Director	September 12, 2023
Alfred Poe

/s/ Allison M. Boersma	Director	September 12, 2023
Allison M. Boersma

/s/ Stacy Loretz-Congdon	Director	September 12, 2023
Stacy Loretz-Congdon

/s/ David A. Pace	Director	September 12, 2023
David A. Pace

/s/ Bradley L. Radoff	Director	September 12, 2023
Bradley L. Radoff

/s/ John D. Robinson	Director	September 12, 2023
John D. Robinson

/s/ Waheed Zaman	Director	September 12, 2023
Waheed Zaman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Farmer Bros. Co.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Farmer Bros. Co. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2023, and our report dated September 12, 2023 expressed an unqualified opinion on those financial statements.
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
September 12, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Farmer Bros. Co.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited the adjustments to the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2021 and the related notes to retrospectively apply the presentation of discontinued operations, as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of the Company for the year ended June 30, 2021 other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2021 or on the 2021 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 12, 2023 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
September 12, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Farmer Bros. Co.
Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 3 to the consolidated financial statements, the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flow, for the year ended June 30, 2021 of Farmer Bros. Co. and subsidiaries (the “Company”) and the related notes (the 2021 financial statements before the effects of the retrospective adjustments discussed in Note 3 to the financial statements are not presented herein) (collectively referred to as the "financial statements"). In our opinion, the 2021 financial statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 3 to the financial statements, present fairly, in all material respects, the results of operations and cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 3 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
September 9, 2021

We began serving as the Company’s auditor in 2014. In 2021, we became the predecessor auditor.

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,244	$9,819
Restricted cash	175	175
Accounts and notes receivable, net of allowance for credit losses of $416 and $195, respectively	45,129	46,935
Inventories	49,276	57,568
Short-term derivative assets	68	3,022
Prepaid expenses	5,334	4,491
Current assets, discontinued operations	—	42,050
Assets held for sale, continuing operations	7,770	1,032
Total current assets	112,996	165,092
Property, plant and equipment, net	33,782	42,207
Intangible assets, net	13,493	15,863
Right-of-use operating lease assets	24,593	27,957
Other assets	2,917	3,009
Noncurrent assets, discontinued operations	—	95,943
Total assets	$187,781	$350,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	60,088	52,877
Accrued payroll expenses	10,082	14,761
Right-of-use operating lease liabilities - current	8,040	7,721
Term loan - current	—	3,800
Short-term derivative liability	2,636	2,349
Other current liabilities	4,519	6,095
Total current liabilities	85,365	87,603
Long-term borrowings under revolving credit facility	23,021	63,000
Term loan - noncurrent	—	40,123
Accrued pension liabilities	19,761	28,540
Accrued postretirement benefits	763	787
Accrued workers’ compensation liabilities	3,065	3,169
Right-of-use operating lease liabilities	17,157	20,762
Other long-term liabilities	537	1,339
Total liabilities	$149,669	$245,323
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and 14,700 shares issued and outstanding as of June 30, 2022; liquidation preference of $17,346 as of June 30, 2022	—	15
Common stock, $1.00 par value, 50,000,000 shares authorized; 20,142,973 and 18,464,966 shares issued and outstanding at June 30, 2023 and 2022, respectively	20,144	18,466
Additional paid-in capital	77,278	71,997
Retained earnings (accumulated deficit)	(26,479)	52,701
Accumulated other comprehensive loss	(32,831)	(38,431)
Total stockholders’ equity	$38,112	$104,748
Total liabilities and stockholders’ equity	$187,781	$350,071
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Years Ended June 30,
	2023	2022	2021
Net sales	$339,964	$314,783	$261,911
Cost of goods sold	225,351	180,968	166,130
Gross profit	114,613	133,815	95,781
Selling expenses	103,151	99,458	88,283
General and administrative expenses	37,561	43,243	38,977
Net gains from sale of assets	(5,140)	(2,905)	(593)
Impairment of fixed assets	—	—	1,243
Operating expenses	135,572	139,796	127,910
Loss from operations	(20,959)	(5,981)	(32,129)
Other (expense) income:
Interest expense	(9,162)	(4,009)	(9,901)
Postretirement benefits curtailment and pension settlement charge	—	—	6,359
Other, net	(4,242)	8,140	19,386
Total other (expense) income	(13,404)	4,131	15,844
Loss from continuing operations before taxes	(34,363)	(1,850)	(16,285)
Income tax (benefit) expense	(325)	124	13,928
Loss from continuing operations	$(34,038)	$(1,974)	$(30,213)
Loss from discontinued operations, net of income taxes	(45,142)	(13,687)	(11,438)
Net loss	$(79,180)	$(15,661)	$(41,651)
Less: Cumulative preferred dividends, undeclared and unpaid	$—	$594	$574
Net loss available to common stockholders	$(79,180)	$(16,255)	$(42,225)
Loss from continuing operations available to common stockholders per common share, basic and diluted	$(1.74)	$(0.14)	$(1.74)
Loss from discontinued operations available to common stockholders per common share, basic and diluted	$(2.30)	$(0.75)	$(0.65)
Net loss available to common stockholders per common share, basic and diluted	$(4.04)	$(0.89)	$(2.39)
Weighted average common shares outstanding—basic and diluted	19,621,992	18,200,080	17,635,402

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended June 30,
	2023	2022	2021
Net loss	$(79,180)	$(15,661)	$(41,651)
Other comprehensive loss, net of taxes:
Unrealized gains (losses) on derivatives designated as cash flow hedges	(2,384)	12,172	11,715
Gains on derivatives designated as cash flow hedges reclassified to cost of goods sold	(1,392)	(15,865)	(1,593)
Losses on derivative instruments undesignated as cash flow hedges reclassified to interest expense	909	1,208	1,284
Change in pension and retiree benefit obligations	8,467	9,383	19,294
Total comprehensive loss	$(73,580)	$(8,763)	$(10,951)

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2020	14,700	$15	17,347,774	$17,348	$62,043	$108,536	$(76,029)	$111,913
Net loss	—	—	—	—	—	(41,651)	—	(41,651)
Cash flow hedges, net of taxes	—	—	—	—	—	—	11,406	11,406
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	19,294	19,294
ESOP compensation expense, including reclassifications	—	—	398,771	398	1,805	—	—	2,203
Share-based compensation	—	—	—	—	2,368	—	—	2,368
Issuance of common stock and stock option exercises	—	—	106,248	107	(107)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(574)	—	(574)
Balance at June 30, 2021	14,700	15	17,852,793	17,853	66,109	66,311	(45,329)	104,959
Net loss	—	—	—	—	—	(15,661)	—	(15,661)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(2,485)	(2,485)
Postretirement benefits curtailment, net of taxes	—	—	—	—	—	—	9,383	9,383
ESOP compensation expense, including reclassifications	—	—	371,566	373	3,271	—	—	3,644
Share-based compensation	—	—	—	—	3,347	—	—	3,347
Issuance of common stock and stock option exercises	—	—	240,607	240	(730)	—	—	(490)
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	2,051	—	2,051
Balance at June 30, 2022	14,700	15	18,464,966	18,466	71,997	52,701	(38,431)	104,748
Net loss	—	—	—	—	—	(79,180)	—	(79,180)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(2,867)	(2,867)
Postretirement benefits curtailment, net of taxes	—	—	—	—	—	—	8,467	8,467
401(k) compensation expense, including reclassifications	—	—	937,848	938	3,727	—	—	4,665
Share-based compensation	—	—	—	—	3,645	—	—	3,645
Issuance of common stock and stock option exercises, net of shares withheld for taxes	—	—	340,951	341	(341)	—	—	—
Conversion and cancellation of preferred shares	(14,700)	(15)	399,208	399	(1,750)	—	—	(1,366)
Balance at June 30, 2023	—	$—	20,142,973	$20,144	$77,278	$(26,479)	$(32,831)	$38,112

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended June 30,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(79,180)	$(15,661)	$(41,651)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	22,168	23,810	27,625
Gain on settlement related to Boyd's acquisition	(1,917)	—	—
Impairment of fixed assets	—	—	1,243
Postretirement benefits and pension settlement cost	—	—	(21,077)
Deferred income taxes	(735)	(425)	13,404
Net losses (gains) from sale of assets	22,275	(2,905)	(593)
Net losses (gains) on derivative instruments	7,504	(21,620)	(3,250)
ESOP and share-based compensation expense	8,311	6,501	4,580
Provision for credit losses	743	(353)	(877)
Change in operating assets and liabilities:
Accounts receivable, net	(939)	(6,260)	1,438
Inventories	19,785	(22,828)	(9,383)
Derivative assets, net	(6,235)	19,554	5,016
Other assets	(945)	2,652	11,249
Accounts payable	7,087	7,111	7,790
Accrued expenses and other	(4,802)	(1,030)	3,000
Net cash used in operating activities	$(6,880)	$(11,454)	$(1,486)
Cash flows from investing activities:
Sale of business	92,226	—	—
Purchases of property, plant and equipment	(15,016)	(15,163)	(15,117)
Proceeds from sales of property, plant and equipment	11,235	9,118	4,421
Net cash provided by (used in) investing activities	$88,445	$(6,045)	$(10,696)
Cash flows from financing activities:
Proceeds from Credit Facilities	54,000	23,500	80,742
Repayments on Credit Facilities	(139,579)	(5,900)	(159,242)
Proceeds from issuance of term loan	—	—	47,500
Payment of financing costs	(368)	(352)	(6,288)
Payments of finance lease obligations	(193)	(193)	(105)
Net cash (used in) provided by financing activities	$(86,140)	$17,055	$(37,393)
Net decrease in cash and cash equivalents and restricted cash	$(4,575)	$(444)	$(49,575)
Cash and cash equivalents and restricted cash at beginning of period	$9,994	$10,438	$60,013
Cash and cash equivalents and restricted cash at end of period	$5,419	$9,994	$10,438

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,760	$7,503	$5,703
Cash paid for income taxes	177	142	355
Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	124	63	95
Right-of-use assets obtained in exchange for new operating lease liabilities	3,517	7,684	9,610
Non-cash issuance of ESOP and 401(K) common stock	938	373	398
Conversion of preferred shares	399	—	—
Cumulative preferred dividends, undeclared and unpaid	—	594	574

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
On June 30, 2023, the Company completed its sale of certain assets of the Company related to its direct ship and private label business, including the Company’s production facility and corporate office building in Northlake, Texas (the "Sale"). The Sale and the related direct ship and private label operations are reported in loss from discontinued operations, net of income taxes on the consolidated statements of operations, and the assets in the disposal group related to the Sale are classified as current assets, discontinued operations and noncurrent assets, discontinued operations on the consolidated balance sheets for all periods presented in the consolidated financial statements. See Note 3, Discontinued Operations for more information related to the Sale and the discontinued operations. All other footnotes present results of the continuing operations.
The Company operates a production facility in Portland, Oregon. Distribution takes place out of several distribution centers in Northlake, Texas; Portland, Oregon; Northlake, Illinois; Rialto, California; and Moonachie, New Jersey.
The Company’s products reach its customers primarily through the Company’s nationwide direct-store-delivery ("DSD") network of 242 delivery routes and 106 branch warehouses as of June 30, 2023. The Company also does direct-ship via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products through its DSD network, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are primarily made “off-truck” by the Company to its customers at their places of business.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain amounts disclosed in 2022 and 2021 have been reclassified to conform with presentation purposes related to discontinued operations.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
For coffee-related derivative instruments designated as cash flow hedges, the change in fair value of the derivative is reported as accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in “Other, net” in the consolidated statements of operations at that time. For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net” in the consolidated statements of operations. See Note 5, Derivative Instruments.
For an interest rate swap derivative instrument designated as a cash flow hedge, the change in fair value of the derivative is reported as AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings. For interest rate swap derivative instruments that are not designated in a hedging relationship, the changes in fair value are reported in interest expense. There were no interest rate swap derivative instruments as of June 30, 2023.
Concentration of Credit Risk
At June 30, 2023, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2023 and 2022, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 33% and 35% of the Company’s accounts receivable balance was with five customers at June 30, 2023 and 2022, respectively. There was one customer that accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2023. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for credit losses.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Coffee Brewing Equipment and Service
The Company capitalizes coffee brewing equipment and depreciates it over five years and reports the depreciation expense in cost of goods sold. Other non-depreciation expenses related to coffee brewing equipment provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. These non-depreciation expenses are also included in cost of goods sold. See Note 10, Property, Plant and Equipment for details of the depreciation amounts and non-depreciation expenses.
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
The Company has entered into leases for building facilities, vehicles and other equipment. The Company’s leases have remaining contractual terms of up to 7 years, some of which have options to extend the lease for up to an additional 10 years. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease renewals until it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Net Loss Per Common Share
Net loss per share (“EPS”) represents net loss available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Dividends on the Company's outstanding Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share ("Series A Preferred Stock"), that the Company has paid or intends to pay are deducted from net loss in computing net loss available to common stockholders.
Under the two-class method, net loss available to nonvested restricted stockholders and holders of Series A Preferred Stock is excluded from net loss available to common stockholders for purposes of calculating basic and diluted EPS.
Diluted EPS represents net loss available to holders of common stock divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. Common equivalent shares include potentially dilutive shares from share-based compensation including stock options, unvested restricted stock, performance-based restricted stock units, and shares of Series A Preferred Stock, as converted, because they are deemed participating securities. In the absence of contrary information, the Company assumes 100% of the target shares are issuable under performance-based restricted stock units.
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
The Company's outstanding share-based awards include performance-based non-qualified stock options ("PNQs") and performance-based restricted stock units ("PBRSUs") that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. The Company recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the service period based upon the Company’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, the Company reassesses the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled PNQs or PBRSUs and, to the extent share-based compensation expense was previously recognized for those cancelled PNQs or PBRSUs, such share-based compensation expense is reversed. If performance goals are exceeded and the payout is more than 100% of the target shares, additional compensation expense is recorded in the period when that determination is certified by the Compensation Committee of the Board of Directors. The Company also has Cash-Settled Restricted Stock Units ("CSRSUs") which are accounted for as liability awards, with compensation expense measured at fair value on the date of grant and recognized on a straight-line basis over the vesting period, net of forfeitures. Compensation expense is remeasured at each reporting date with a cumulative adjustment to compensation cost during the period based on changes in the Common Stock's closing share price.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Impairment of Indefinite-lived Intangible Assets
The Company accounts for its indefinite-lived intangible assets in accordance with “Intangibles-Goodwill and Other” (“ASC 350”). Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company tests its indefinite-lived intangible assets, which consist of certain acquired trademarks, trade names and a brand name, for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values.
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
Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements which expire on or before March 31, 2027. At June 30, 2023 approximately 20% of the Company's workforce was covered by such agreements.
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
The estimated gross undiscounted workers’ compensation liability relating to such claims was $3.3 million and $3.5 million, as of June 30, 2023 and 2022, respectively. The estimated recovery from reinsurance was $0.7 million and $0.7 million, as of June 30, 2023 and 2022, respectively. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in “Other current liabilities” and in “Accrued workers' compensation liabilities,” respectively. The estimated insurance receivable is included in “Other assets” on the Company's consolidated balance sheets.
The Company had posted $4.0 million and $4.1 million letters of credit as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages as of June 30, 2023 and June 30, 2022, respectively.
The estimated liability related to the Company's self-insured group medical insurance was $0.5 million and $0.5 million for the years ended June 30, 2023 and 2022, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
The Company accrues the cost for general liability, product liability and commercial auto liability insurance based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims was $1.4 million and $2.3 million at June 30, 2023 and 2022, respectively. The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company recognizes the overfunded or underfunded status of a defined benefit pension as an asset or liability on its consolidated balance sheets. Changes in the funded status are recognized through AOCI, in the year in which the changes occur. See Note 12, Employee Benefit Plans.
Exit costs
The Company accounts for exit or disposal of activities in accordance with ASC 420, “Exit or Disposal Cost Obligations." The Company defines an exit or disposal activity as one that includes but is not limited to a program which is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business exit costs may include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities.
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
Note 3. Discontinued Operations
On June 30, 2023, the Company completed the sale of certain assets of the Company related to its direct ship and private label business, including the Company’s production facility and corporate office building in Northlake, Texas, pursuant to that certain Asset Purchase Agreement dated as of June 6, 2023, by and between the Company and TreeHouse Foods, Inc. (the "Buyer"), as amended by that certain Amendment to the Asset Purchase Agreement, dated June 30, 2023. The aggregate purchase price was $91.7 million in cash including $2.0 million of escrow receivable. The Company recognized an after-tax loss on the transaction of approximately $25.4 million.
The accounting requirements for reporting the Sale as a discontinued operation were met when the Sale was completed. Accordingly, the consolidated financial statements reflect the results of the Sale as a discontinued operation for all periods presented.
The Company incurred approximately $0.5 million of transaction-related costs associated with the Sale during the year ended June 30, 2023, which was primarily for professional fees. These amounts are recorded in the loss on disposition of discontinued operations before income taxes component of loss from discontinued operations, net of income taxes. Additionally, the Company was required to utilize a portion of the cash proceeds from the Sale to fully extinguish its outstanding term loan. The remaining proceeds were utilized to repay a portion of the outstanding revolving credit facility.
The Company also entered into (i) a Transition Services Agreement with the Buyer pursuant to which the Company will provide the Buyer certain specified services on a temporary basis, (ii) a Co-Manufacturing Agreement with the Buyer pursuant to which the Company and Buyer will manufacture certain products for each other on a temporary basis and (iii) a Lease Agreement with the Buyer pursuant to which the Company will lease office and warehouse space from the Buyer on a temporary basis.
Assets related to the divested operations have been reclassified in the Consolidated Balance Sheet as of June 30, 2022, which are detailed in the table below:

(In thousands)	June 30, 2022
Current assets, discontinued operations:
Inventories	$42,050
Non-current assets, discontinued operations:
Property, plant and equipment, net	95,943

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The operating results of the divested operations, have been reclassified as discontinued operations in the Consolidated Statements of Operations for the years ended June 30, 2023, 2022 and 2021, as detailed in the table below:

	For the year ended June 30,
(In thousands)	2023	2022	2021
Net sales	$160,977	$154,410	$135,939
Cost of goods sold	162,227	151,309	130,795
Gross (loss) profit	(1,250)	3,101	5,144
Selling expenses	6,578	7,819	7,220
General and administrative expenses	4,750	3,929	3,968
Loss on sale of assets	25,414	—	—
Operating expense	36,742	11,748	11,188
Loss from discontinued operations	(37,992)	(8,647)	(6,044)
Other (expense) income:
Interest expense	(9,008)	(5,507)	(6,061)
Other, net	1,124	42	334
Total other (expense)	(7,884)	(5,465)	(5,727)
Loss from discontinued operations before taxes	(45,876)	(14,112)	(11,771)
Income tax benefit	(734)	(425)	(333)
Loss from discontinued operations, net of income taxes	$(45,142)	$(13,687)	$(11,438)
Interest expense for the Revolver was allocated on a ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt and the Term Loan was fully allocated to discontinued operations as it was required to be repaid in full.
Applicable Consolidated Statements of Cash Flow information related to the divested operations for the years ended June 30, 2023, 2022 and 2021 are detailed in the table below:

	For the Years Ended June 30,
(In thousands)	2023	2022	2021
Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities	444	(13,192)	(1,935)
Net cash provided by (used in) investing activities	88,105	(1,539)	(5,540)
Note 4. Sales of Assets
Sale of Branch Properties
During the fiscal year ended June 30, 2023, the Company completed the sale of the following branch properties related to continuing operations (in thousands):

Name of Branch Property	Date Sold	Sales Price	Net Proceeds	Gain
Portland, Oregon	9/23/2022	$1,990	$1,880	$1,770
San Diego, California	9/19/2022	7,574	7,169	6,425
Fresno, California	10/7/2022	760	716	648
Sacramento, California	2/15/2023	2,174	2,051	1,941
Assets Held for Sale
The Company sometimes pursues options to divest corporate assets, primarily related to land and buildings. As of June 30, 2023 and 2022, certain branch properties met the accounting guidance criteria to be classified as held for sale, and it is the Company's intention to complete the sales of these assets within the twelve months following June 30, 2023. As such, the Company evaluated the assets to determine whether the carrying value exceeded the fair value less any costs to sell. No loss was recorded as of June 30, 2023 and 2022 and the aggregate assets held for sale are presented as a separate line item in the consolidated balance sheet.
The following table presents net carrying value related to the major classes of assets that were classified as held for sale from continuing operations at June 30, 2023 and June 30, 2022 :

(In thousands)	June 30, 2023	June 30, 2022
Building and facilities	$4,327	$67
Land	3,443	965
Assets held for sale - continuing operations	$7,770	$1,032

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at June 30, 2023 and 2022:

	As of June 30,
(In thousands)	2023	2022
Derivative instruments designated as cash flow hedges:
Long coffee pounds	1,538	4,200
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	6,713	516
Less: Short coffee pounds	(4,388)	—
Total	3,863	4,716
Coffee-related derivative instruments designated as cash flow hedges outstanding as of June 30, 2023 will expire within 6 months. At June 30, 2023 and 2022 approximately 40% and 89%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
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
In connection with the Credit Agreement, dated as of April 26, 2021 (the “Revolver Credit Facility Agreement”) by and among the Company, Boyd Assets Co., FBC Finance Company, Coffee Bean Holding Co., Inc., Coffee Bean International, Inc. and China Mist Brands, Inc., as borrowers (collectively, the “Borrowers”), Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent and lender, and the other lenders party thereto (see Note 13 for details), the Company also executed a new ISDA agreement to transfer its interest swap to Wells Fargo (“Amended Rate Swap”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original interest rate swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the Original Rate Swap. The Company did not designate the Amended Rate Swap as a cash flow hedge.
The Company had designated the Original Rate Swap derivative instrument as a cash flow hedge; however, during the quarter ended September 30, 2020, the Company de-designated the Original Rate Swap derivative instruments. On May 16, 2023, the Company settled the Original Rate Swap. The net settlement of the Original Rate Swap was a $13 thousand loss. There is no remaining balance frozen in AOCI for the fiscal year ended June 30, 2023.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	As of June 30,		As of June 30,
(In thousands)	2023	2022	2023	2022
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$4	$2,144	$64	$555
Interest rate swap derivative instruments(1)	—	—	—	323
Long-term derivative assets:
Coffee-related derivative instruments(2)	—	37	—	140
Interest rate swap derivative instruments(2)	—	—	—	166
Short-term derivative liabilities:
Coffee-related derivative instruments(3)	158	3	2,478	2,346
________________
(1) Included in “Short-term derivative assets” on the Company's consolidated balance sheets.
(2) Included in “Other assets” on the Company's consolidated balance sheets.
(3) Included in “Short-term derivative liability” on the Company's consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses for the Company's derivative instruments designated as cash flow hedges, as recognized in “AOCI,” “Cost of goods sold” and “Other, net”.

	Year Ended June 30,			Financial Statement Classification
(In thousands)	2023	2022	2021
Net losses recognized in AOCI - Interest rate swap	$—	$—	$304	AOCI
Net gains (losses) recognized from AOCI to earnings - Interest rate swap	396	(7)	(347)	Interest Expense
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	(1,305)	(1,201)	(1,284)	Interest Expense
Net losses (gains) recognized in AOCI - Coffee-related	2,384	(12,172)	(11,753)	AOCI
Net gains recognized in earnings - Coffee-related	1,392	15,865	1,940	Costs of goods sold
For the fiscal years ended June 30, 2023, 2022 and 2021, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net (gains) losses on derivative instruments in the Company's consolidated statements of cash flows also includes net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the fiscal years ended June 30, 2023, 2022 and 2021. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net (gains) losses on derivative instruments and investments” in the Company's consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Year Ended June 30,
(In thousands)	2023	2022	2021
Net gains (losses) on coffee-related derivative instruments (1)	$(6,978)	$4,498	$2,941
Non-operating pension and other postretirement benefit plans credits	2,910	3,598	16,398
Other (losses) gains, net	(174)	44	47
Other, net	$(4,242)	$8,140	$19,386
___________
(1) Excludes net losses and net gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the fiscal years ended June 30, 2023, 2022 and 2021.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Statement of Comprehensive Income (Loss)
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	June 30,
(In thousands)	2023	2022	2021
Accumulated other comprehensive (income) loss beginning balance	$(1,692)	$(4,176)	$6,964
Net losses recognized in AOCI - Interest rate swap	—	—	304
Net gains (losses) recognized from AOCI to earnings - Interest rate swap	396	(7)	(347)
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	(1,305)	(1,201)	(1,284)
Net losses (gains) recognized in AOCI - Coffee-related	2,384	(12,172)	(11,753)
Net gains recognized in earnings - Coffee-related	1,392	15,865	1,940
Accumulated other comprehensive loss (income) ending balance	$1,175	$(1,692)	$(4,176)
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
As of June 30, 2023	Derivative Assets	$68	$(68)	$—	$—
	Derivative Liabilities	2,636	(68)	—	2,568
As of June 30, 2022	Derivative Assets	3,365	(2,349)	—	1,016
	Derivative Liabilities	2,349	(2,349)	—	—
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at June 30, 2023, $0.7 million of net gains on coffee-related derivative instruments designated as cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of June 30, 2023.
Note 6. Leases
Supplemental consolidated balance sheet information related to leases is as follows:

		As of June 30,
(In thousands)	Classification	2023	2022
Operating lease assets	Right-of-use operating lease assets	$24,593	$27,957
Finance lease assets	Property, plant and equipment, net	410	574
Total lease assets		$25,003	$28,531

Operating lease liabilities - current	Operating lease liabilities - current	8,040	7,721
Finance lease liabilities - current	Other current liabilities	193	193
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	17,157	20,762
Finance lease liabilities -noncurrent	Other long-term liabilities	251	409
Total lease liabilities		$25,641	$29,085

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The components of lease expense are as follows:

	For the Years Ended June 30,
(In thousands)	2023	2022	2021
Operating lease expense	$7,943	$7,526	$7,195
Finance lease expense:
Amortization of finance lease assets	164	164	82
Interest on finance lease liabilities	34	44	26
Total lease expense	$8,141	$7,734	$7,303
The maturities of the lease liabilities are as follows:

	For the Years Ended June 30,
(In thousands)	Operating Leases	Finance Leases
2024	$7,979	$193
2025	6,800	193
2026	5,701	96
2027	4,250	—
2028	3,259	—
Thereafter	927	—
Total lease payments	28,916	482
Less: interest	(3,719)	(38)
Total lease obligations	$25,197	$444
Lease term and discount rate:

	For the Years Ended June 30,
	2023	2022
Weighted-average remaining lease terms (in years):
Operating lease	5.9	6.3
Finance lease	2.5	3.5

Weighted-average discount rate:
Operating lease	6.20%	5.69%
Finance lease	6.50%	6.50%
Other Information:

	For the Years Ended June 30,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,845	$7,049
Operating cash flows from finance leases	34	44
Financing cash flows from finance leases	193	193

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 7. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2023
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$4	$—	$4	$—
Coffee-related derivative liabilities (1)	158	—	158	—
Derivatives not designated as accounting hedges:
Coffee-related derivative assets (1)	64	—	64	—
Coffee-related derivative liabilities (1)	2,478	—	2,478	—

	Total	Level 1	Level 2	Level 3
As of June 30, 2022
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$2,181	$—	$2,181	$—
Coffee-related derivative liabilities (1)	3	—	3	—
Derivatives not designated as accounting hedges:
Coffee-related derivative assets (1)	695	—	695	—
Coffee-related derivative liabilities (1)	2,346	—	2,346	—
Interest rate swap derivative asset (2)	489	—	489	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
(2)The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.
During the fiscal years ended June 30, 2023 and 2022, there were no transfers between the levels. Due to the highly liquid nature, the amount of the Company's other financial instruments represent the approximate fair value.
Note 8. Accounts Receivable, Net

	As of June 30,
(In thousands)	2023	2022
Trade receivables	$42,914	$44,219
Other receivables (1)	2,631	2,911
Allowance for credit losses	(416)	(195)
Accounts receivable, net	$45,129	$46,935
____________________
(1)Includes vendor rebates and other non-trade receivables.
Allowance for credit losses:

(In thousands)
Balance at June 30, 2021	$(325)
Provision	(767)
Write-offs	699
Recovery	198
Balance at June 30, 2022	(195)
Provision	(743)
Write-offs	288
Recovery	234
Balance at June 30, 2023	$(416)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 9. Inventories

	As of June 30,
(In thousands)	2023	2022
Coffee
Processed	$15,860	$14,604
Unprocessed	7,409	15,158
Total	23,269	29,762
Tea and culinary products
Processed	21,418	24,034
Unprocessed	63	58
Total	21,481	24,092
Coffee brewing equipment parts	4,526	3,714
Total inventories	$49,276	$57,568
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
Note 10. Property, Plant and Equipment

	As of June 30,
(In thousands)	2023	2022
Buildings and facilities	$20,146	$36,260
Machinery and equipment	144,473	144,552
Capitalized software	7,934	2,236
Office furniture and equipment	8,231	6,604
	180,784	189,652
Accumulated depreciation	(147,920)	(151,806)
Land	918	4,361
Property, plant and equipment, net	$33,782	$42,207
Depreciation and amortization expense, related to continuing operations was $12.9 million, $12.4 million, and $18.8 million, for the years ended June 30, 2023, 2022, and 2021, respectively.
Maintenance and repairs to property, plant and equipment, related to continuing operations charged to expense for the years ended June 30, 2023, 2022, and 2021 were $8.0 million, $7.3 million and $6.2 million, respectively.
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

	As of June 30,
(In thousands)	2023	2022
Coffee Brewing Equipment	$93,159	$93,549
Accumulated depreciation	(66,953)	(68,938)
Coffee Brewing Equipment, net	$26,206	$24,611
Depreciation expense related to capitalized CBE and other CBE related expenses (excluding CBE depreciation) provided to customers and reported in cost of goods sold were as follows:

	For the Years Ended June 30,
(In thousands)	2023	2022	2021
Depreciation expense	$7,213	$7,492	$8,988
Other CBE expenses	32,298	25,773	23,363
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 11. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		As of June 30,
	Weighted Average Amortization Period as of June 30, 2023	2023			2022
(In thousands)		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	3.7	$33,003	$(24,092)	$8,911	$33,003	$(21,893)	$11,110
Recipes	0.3	930	(885)	45	930	(752)	178
Trade name/brand name	0.4	510	(495)	15	510	(457)	53
Total amortized intangible assets		34,443	(25,472)	8,971	34,443	(23,102)	11,341
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		4,522	—	4,522	4,522	—	4,522
Total unamortized intangible assets		4,522	—	4,522	4,522	—	4,522
Total intangible assets		$38,965	$(25,472)	$13,493	$38,965	$(23,102)	$15,863
There were no indefinite-lived intangible asset impairment charges recorded in the fiscal years ended June 30, 2023, 2022 and 2021.
The Company also assesses the recoverability of certain finite-lived intangible assets. No impairment was recorded for the finite-lived intangibles for the years ended June 30, 2023, 2022, and 2021. Amortization expense for the years ended June 30, 2023, 2022, and 2021 were $2.4 million each year, for these assets.
At June 30, 2023, future annual amortization of finite-lived intangible assets for the fiscal years 2024 through 2028 is estimated to be (in thousands):

For the fiscal year ending:
June 30, 2024	$2,261
June 30, 2025	2,200
June 30, 2026	2,200
June 30, 2027	1,910
June 30, 2028	400
Total	$8,971
Note 12. Employee Benefit Plans
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
Single Employer Pension Plans
As of June 30, 2023, the Company has two defined benefit pension plans for certain employees (the "Farmer Bros. Plan" and the “Hourly Employees' Plan”). Effective October 1, 2016, the Company froze benefit accruals and participation in the Hourly Employees' Plan.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status

	Farmer Bros. Plan As of June 30,		Hourly Employees’ Plan As of June 30,		Total
($ in thousands)	2023	2022	2023	2022	2023	2022
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$102,508	$129,091	$3,951	$5,070	$106,459	$134,161
Interest cost	4,451	3,262	173	129	4,624	3,391
Actuarial gain	(5,008)	(23,646)	(132)	(1,067)	(5,140)	(24,713)
Benefits paid	(6,545)	(6,199)	(191)	(181)	(6,736)	(6,380)
Projected benefit obligation at the end of the year	$95,406	$102,508	$3,801	$3,951	$99,207	$106,459
Change in plan assets
Fair value of plan assets at the beginning of the year	$74,250	$90,508	$3,848	$4,603	$78,098	$95,111
Actual return on plan assets	6,147	(11,371)	33	(574)	6,180	(11,945)
Employer contributions	2,082	1,312	—	—	2,082	1,312
Benefits paid	(6,545)	(6,199)	(191)	(181)	(6,736)	(6,380)
Fair value of plan assets at the end of the year	$75,934	$74,250	$3,690	$3,848	$79,624	$78,098
Funded status at end of year (underfunded)	$(19,472)	$(28,258)	$(111)	$(103)	$(19,583)	$(28,361)
Amounts recognized in consolidated balance sheets
Noncurrent liabilities	(19,472)	(28,258)	(111)	(103)	(19,583)	(28,361)
Total	$(19,472)	$(28,258)	$(111)	$(103)	$(19,583)	$(28,361)
Amounts recognized in AOCI
Net loss	28,444	36,818	137	173	28,581	36,991
Total accumulated OCI (not adjusted for applicable tax)	$28,444	$36,818	$137	$173	$28,581	$36,991
Weighted average assumptions used to determine benefit obligations
Discount rate	5.05%	4.50%	5.05%	4.50%	5.05%	4.50%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
 Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,			Hourly Employees’ Plan June 30,			Total
($ in thousands)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost
Interest cost	4,451	3,262	3,309	173	129	128	4,624	3,391	3,437
Expected return on plan assets	(3,906)	(4,734)	(3,959)	(129)	(214)	(192)	(4,035)	(4,948)	(4,151)
Amortization of net loss	1,125	1,356	1,987	—	—	23	1,125	1,356	2,010
Net periodic benefit cost	$1,670	$(116)	$1,337	$44	$(85)	$(41)	$1,714	$(201)	$1,296
Other changes recognized in OCI
Net (gain) loss (1)	$(7,249)	$(7,542)	$(15,127)	$(36)	$(279)	$(640)	$(7,285)	$(7,821)	$(15,767)
Amortization of net loss	(1,125)	(1,356)	(1,987)	—	—	(23)	(1,125)	(1,356)	(2,010)
Total recognized in other comprehensive income	$(8,374)	$(8,898)	$(17,114)	$(36)	$(279)	$(663)	$(8,410)	$(9,177)	$(17,777)
Total recognized in net periodic benefit cost and OCI	$(6,704)	$(9,014)	$(15,777)	$8	$(364)	$(704)	$(6,696)	$(9,378)	$(16,481)
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.50%	2.60%	2.55%	4.50%	2.60%	2.55%	4.50%	2.60%	2.55%
Expected long-term return on plan assets	6.50%	6.25%	6.25%	4.75%	6.50%	6.25%	5.63%	6.38%	6.25%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
(1) Net gain for fiscal year ended June 30, 2023, 2022 and 2021 was primarily due to plan assets returns.
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
Additional Disclosures

	Farmer Bros. Plan June 30,		Hourly Employees’ Plan June 30,		Total
($ in thousands)	2023	2022	2023	2022	2023	2022
Comparison of obligations to plan assets
Projected benefit obligation	$95,406	$102,508	$3,801	$3,951	$99,207	$106,459
Accumulated benefit obligation	95,406	102,508	3,801	3,951	99,207	106,459
Fair value of plan assets at measurement date	75,934	74,250	3,690	3,848	79,624	78,098
Plan assets by category
Equity securities	49,516	46,121	750	755	50,266	46,876
Debt securities	20,765	21,891	2,940	3,093	23,705	24,984
Real estate	5,653	6,238	—	—	5,653	6,238
Total	$75,934	$74,250	$3,690	$3,848	$79,624	$78,098
Plan assets by category
Equity securities	65.2%	62.1%	20.3%	19.6%	63.1%	60.0%
Debt securities	27.3%	29.5%	79.7%	80.4%	29.8%	32.0%
Real estate	7.5%	8.4%	—%	—%	7.1%	8.0%
Total	100%	100%	100%	100%	100%	100%
Fair values of plan assets were as follows:

	As of June 30, 2023
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$75,934	$—	$—	$—	$75,934
Hourly Employees’ Plan	3,690	—	—	—	3,690
	As of June 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$74,250	$—	$—	$—	$74,250
Hourly Employees’ Plan	3,848	—	—	—	3,848
The following is the target asset allocation for the Company's single employer pension plans— Farmer Bros. Plan and Hourly Employees' Plan—for fiscal 2024:

Fiscal 2024
U.S. large cap equity securities	33.5%
U.S. small cap equity securities	29.6%
Debt securities	29.8%
Real Asset	7.1%
Total	100.0%
Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2024, the Company expects to recognize net periodic benefit of $1.1 million for the Farmer Bros. Plan and $33.5 thousand for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds
In fiscal 2024, the Company expects to contribute $2.3 million to the Farmer Bros. Plan and does not expect to contribute to the Hourly Employees’ Plan.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:

(In thousands)	Farmer Bros. Plan	Hourly Employees’ Plan
Year Ending:
June 30, 2024	$7,410	$250
June 30, 2025	7,200	240
June 30, 2026	7,200	250
June 30, 2027	7,260	270
June 30, 2028	7,270	270
June 30, 2029 to June 30, 2033	34,780	1,330
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
Contributions made by the Company to the multiemployer pension plans were as follows:

(In thousands)	WCTPP(1)(2)(3)	All Other Plans
Year Ended:
June 30, 2023	$1,280	$28
June 30, 2022	961	29
June 30, 2021	1,049	33
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
Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expires on or before March 31, 2027. The Company's aggregate contributions to multiemployer plans other than pension plans in the fiscal years ended June 30, 2023, 2022 and 2021 were $3.6 million, $3.0 million and $2.8 million, respectively. The Company

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

expects to contribute an aggregate of approximately $3.6 million towards multiemployer plans other than pension plans in fiscal 2024.
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
Beginning in January 2022, the Company amended the 401(k) Match, whereby the Company, on a quarterly basis, will contribute, instead of cash, shares of the Company’s common stock., par value $1.00 per share (the “Common Stock”) with a value equal to 50% of any non-union employee's annual contribution to the 401(k) Plan, up to 6% of such employee's eligible income. The terms of the match are substantially the same as the safe-harbor non-elective contribution. The Company increased the number of shares of Common Stock, available for issuance under the 401(k) Plan by 2,000,000 additional shares and permitted participants in the 401(k) Plan to invest a portion of their 401(k) Plan accounts into Common Stock. The Company merged the ESOP into the 401(k) Plan and transferred all of the assets and shares in the ESOP to the 401(k) Plan. Effective January 1, 2023, the Company eliminated the 4% non-elective contribution and changed the Company match to 100% of the first 3% each eligible employee contributes plus 50% on the next 2% they contribute.
The Company recorded matching contributions of $2.0 million, $2.0 million and $0.1 million in operating expenses for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
For the fiscal years ended June 30, 2023, 2022 and 2021 the Company contributed a total of 937,848 shares, 371,566 shares and 373,697 shares of the Company’s common stock with a value of $4.6 million, $3.6 million and $2.4 million, respectively, to eligible participants’ annual plan compensation.
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
In June 2021, the Company amended the Death Benefit Plan effective immediately, which triggered re-measurement of the plan. The Company surrendered the purchased life insurance policies that funded these death benefits, and received cash proceeds from the insurance carriers. In conjunction with the amendment, the Company created a new Executive Death Benefit Plan (the “Executive Death Benefit Plan”) for a small group of participants in the Death Benefit Plan. Under the Executive Death Benefit Plan, the participants receive the same benefits they would have received under the Death Benefit Plan. The

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Company also retained the life insurance policies to fund the postretirement death benefit of these participants, and have a long-term receivable in Other Assets of $0.5 million as of June 30, 2023 which equates to the cash surrender value of the policies.
As a result of the amendment and re-measurement of the Death Benefit Plan, the Company recognized a one-time non-cash net settlement gain of $6.4 million for the year ended June 30, 2021.
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit Plan for the fiscal years ended June 30, 2023, 2022 and 2021. Net periodic postretirement benefit cost for fiscal 2023 was based on employee census information as of June 30, 2023.

	Year Ended June 30,
(In thousands)	2023	2022	2021
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$—	$—	$19
Interest cost	39	27	293
Amortization of net gain	—	11	(5,296)
Amortization of prior service credit	—	—	(8,961)
Settlement credit - Retiree Medical	—	—	(6,669)
Net periodic postretirement benefit (credit) cost	$39	$38	$(20,614)
The tables below show the remaining bases for the transition (asset) obligation, prior service cost (credit), and the calculation of the amortizable gain or loss for the Death Benefit Plan.

	Year Ended June 30,
($ in thousands)	2023	2022
Amortization of Net (Gain) Loss:
Net loss as of July 1	$17	$74
Net loss subject to amortization	17	74
Corridor (10% of greater of APBO or assets)	83	84
Net loss in excess of corridor	$—	$—
Amortization years	15.3	16.0
 The following tables provide a reconciliation of the benefit obligation and plan assets for the Retiree Medical Plan, Death Benefit Plan and Executive Death Benefit Plan:

	As of June 30,
(In thousands)	2023	2022
Change in Benefit Obligation:
Projected postretirement benefit obligation at beginning of year	$844	$1,012
Service cost	—	—
Interest cost	39	27
Actuarial (gains) losses	(57)	(195)
Benefits paid	—	—
Projected postretirement benefit obligation at end of year	$826	$844

	Year Ended June 30,
(In thousands)	2023	2022
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	—	—
Benefits paid	—	—
Fair value of plan assets at end of year	$—	$—
Projected postretirement benefit obligation at end of year	826	844
Funded status of plan	$(826)	$(844)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	June 30,
(In thousands)	2023	2022
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(61)	$(57)
Noncurrent liabilities	(765)	(787)
Total	$(826)	$(844)

(In thousands)
Estimated Future Benefit Payments:
Year Ending:
June 30, 2024	$62
June 30, 2025	64
June 30, 2026	66
June 30, 2027	68
June 30, 2028	69
June 30, 2029 to June 30, 2033	332

Expected Contributions:
June 30, 2024	$62
Note 13. Debt Obligations
The following table summarizes the Company’s debt obligations:

				June 30, 2023		June 30, 2022
(In thousands)	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	various	4/25/2025	N/A	$23,021	6.66%	$63,000	6.21%
Term Loan	4/26/2021	4/25/2025	$47,500	—		45,600	7.50%
				23,021		108,600
Unamortized deferred debt financing costs				—		(1,677)
Total				$23,021		$106,923
__________
The weighted average interest rate excludes the fixed rate on the de-designated Amended Rate Swap
On April 26, 2021, the Company repaid in full all of the outstanding loans and other amounts payable under the Amended and Restated Credit Agreement dated as of November 6, 2018, using proceeds of loans received pursuant to a refinancing under a new senior secured facility composed of (a) the Revolver Credit Facility Agreement (the "Revolver Credit Facility Agreement") and various loan documents relating thereto including the Guaranty and Security Agreement, dated as of April 26, 2021 (the “Revolver Security Agreement”), by and among the Borrowers, as grantors, and Wells Fargo, as administrative agent, and (b) a Credit Agreement, dated as of April 26, 2021 (the “Term Credit Facility Agreement”) by and among the Borrowers, MGG Investment Group LP. (“MGG”), as administrative agent, and the lenders party thereto, and various loan documents relating thereto including the Guaranty and Security Agreement, dated as of April 26, 2021 (the “Term Security Agreement”), by and among the Borrowers, as grantors, and MGG, as administrative agent.
On August 8, 2022, the Company and certain of its subsidiaries entered into the Increase Joinder and Amendment No. 2 to Credit Agreement (the “2nd Amendment”), with Wells Fargo Bank, N.A., as administrative agent for each member of the lender group and as a lender. The 2nd Amendment amends that certain Revolver Credit Facility Agreement, originally entered into by the parties on April 26, 2021, which governs the Company’s revolving credit facility (the "Revolver Credit Facility"). The 2nd Amendment amends certain terms and conditions of the Revolver Credit Facility Agreement by, among other things: (i) increasing the maximum revolver amount by $10,000,000 to an aggregate maximum revolver commitment amount of $90,000,000; and (ii) replacing the London Interbank Offered Rate (LIBOR) interest rate benchmark (which had an applicable margin of 2.25% for LIBOR rate loans) with the secured overnight financing rate (SOFR) interest rate benchmark (which has an applicable margin of 1.75% for SOFR rate loans).
On August 31, 2022, the Company entered into Amendment No. 3 to Credit Agreement (the “3rd Amendment”), with the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent for each member of the lender group and as a lender. The 3rd Amendment amends certain terms and conditions of the Revolver Credit Facility Agreement by, among other things:

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

(i) adding a new $47.0 million term loan (the “Term Loan”); (ii) extending the maturity date of the Company’s obligations under the Revolver Credit Facility Agreement from April 25, 2025 to April 26, 2027; provided, that if the maturity date of the Revolver Commitments is extended on or prior to April 1, 2027 to a date that is after April 26, 2027, then the maturity of the Term Loan shall be August 31, 2037; (iii) releasing liens securing the obligations under the Revolver Credit Facility Agreement on various real properties owned by the Company; (iv) commencing on or around June 30, 2023, obligating the Company to maintain a Fixed Charge Coverage Ratio, calculated for each 12-month period ending on the last day of each fiscal month, of at least 1:00 to 1:00; and (v) lowering the Letter of Credit Fee payable with respect to letters of credit issued under the Credit Agreement from 2.25% to 1.75% of the average amount of the Letter of Credit Usage during the immediately preceding month. The proceeds of the Term Loan were used to repay the outstanding term loans under the Term Credit Facility Agreement. With the repayment of the Company’s outstanding loans and other obligations under the Term Credit Facility Agreement, the Company is no longer subject to the minimum EBITDA covenants contained therein.
On June 30, 2023, the Company and certain of its subsidiaries entered into that certain Consent and Amendment No. 4 to Credit Agreement (the “Fourth Amendment”), with the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group. The Fourth Amendment amends that certain Revolver Credit Facility Agreement, originally entered into by and among the parties on April 26, 2021. The Fourth Amendment includes a consent to the Sale by the administrative agent and the lenders and amends certain terms and conditions of the Credit Agreement by, among other things: (i) reflecting the payoff in full, with proceeds from the Sale, of the $47.0 million outstanding amount of the Term Loan, (ii) reflecting the paydown, with proceeds from the Sale, of the Revolver Credit Facility (and a reduction of the maximum commitment of the lenders under the Revolver Credit Facility to $75.0 million), (iii) releasing liens of the administrative agent securing the obligations under the Credit Agreement on assets sold pursuant to the Sale, and (iv) amending the Credit Agreement so that the Company's financial covenant (i.e., fixed charge coverage ratio) is only in effect during such times when the Company's liquidity falls below certain thresholds.
The following is a summary description of the Revolver Credit Facility Agreement and the Revolver Security Agreement key items.
The Revolver Credit Facility Agreement, among other things include:
1.a commitment of up to $75.0 million (“Revolver”) calculated as the lesser of (a) $75.0 million or (b) the amount equal to the sum of (i) 85% of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value of Eligible Inventory, minus (c) applicable reserve;
2.sublimit on letters of credit of $10.0 million;
3.maturity date of April 26, 2027 and has no scheduled payback required on the principal prior to the maturity date;
4.fully collateralized by all existing and future capital stock of the Borrowers (other than the Company) and all of the Borrowers' personal and real property;
5.interest under the Revolver is either  if the relevant Obligation is a SOFR Loan, at a per annum rate equal to Term SOFR plus the SOFR Margin (1.75%), and otherwise, at a per annum rate equal to the Base Rate (the greater of the Federal Funds Rate + 0.5% or Term SOFR +1%) plus the Base Rate Margin (0.75%).; and
6.in the event that Borrowers’ availability to borrow under the Revolver falls below $9.375 million, the financial covenant requires the Company to meet or exceed a fixed charge coverage ratio of at least 1.00:1.00 at all such times.
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
There are no required principal payments on the Revolver debt obligation.
At June 30, 2023, the Company had outstanding borrowings on the Revolver Credit Facility of $23.0 million and had utilized $4.0 million of the letters of credit sublimit, and had $35.8 million of availability under our Credit Facility.
As of June 30, 2023, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement. Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.

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
The Amended 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the Amended 2017 Plan. Subject to certain limitations, shares of Common Stock covered by awards granted under the Amended 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the Amended 2017 Plan. As of June 30, 2023, there were 1,604,715 shares that remain available under the Amended 2017 Plan including shares that were forfeited under the Prior Plans for future issuance. Shares of Common Stock granted under the Amended 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 3,550,000 shares of Common Stock be issuable pursuant to the exercise of incentive stock options under the Amended 2017 Plan.
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
Farmer Bros. Co. 2020 Inducement Incentive Plan
In March 2020, the Company’s Board of Directors approved the Farmer Bros. Co. 2020 Inducement Incentive Plan (the “2020 Inducement Plan”). The 2020 Inducement Plan’s purpose is to enhance the Company’s ability to attract persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Awards under the 2020 Inducement Plan has the same terms and conditions as the 2017 Plan. The Board of Directors has reserved 300,000 shares of the Company’s Common Stock for issuance under the 2020 Inducement Plan. As of June 30, 2023, there were 79,784 shares that remain available under the 2020 Inducement Plan for future issuance.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of NQO vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

There were no options granted during fiscal years ended June 30, 2023 and 2022. Following are the assumptions used in the Black-Scholes valuation model for NQOs granted on the date of the grant during the fiscal year ended June 30, 2021:

Year Ended June 30,
2021
Weighted average fair value of NQOs	$2.36
Risk-free interest rate	0.3%
Dividend yield	—%
Average expected term	4.6 years
Expected stock price volatility	35.4%
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
The following table summarizes NQO activity for the year ended June 30, 2023:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2022	450,687	12.39	4.34	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	(21,926)	11.92	—	—
Expired	(97,103)	14.89	—	—
Outstanding at June 30, 2023	331,658	11.69	3.35	—
Exercisable, June 30, 2023	331,658	11.69	3.35	—
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $2.77 at June 30, 2023 and $4.69 at June 30, 2022, representing the last trading day of the respective fiscal years, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in each fiscal period above represents the difference between the exercise price and the value of the Common Stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
There were no NQOs exercised during fiscal year ended June 30, 2023. The Company received no proceeds from exercises of vested NQOs in fiscal 2023, 2022 and 2021.
As of June 30, 2023 there was no unrecognized compensation cost related to NQOs. As of June 30, 2022, there was $0.2 million of unrecognized compensation cost related to NQOs. Total compensation expense for NQOs was $0.1 million, $0.6 million and $0.7 million in fiscal 2023, 2022 and 2021, respectively.
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
PNQ shares were not granted during the fiscal years ended June 30, 2023, 2022 and 2021.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes PNQ activity for the year ended June 30, 2023:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted AverageRemaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2022	2,212	30.91	0.83	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	(1,221)	29.48	—	—
Outstanding at June 30, 2023	991	32.85	0.36	—
Exercisable, June 30, 2023	991	32.85	0.36	—
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the closing price of Common Stock $2.77 at June 30, 2023 and $4.69 at June 30, 2022, representing the last trading day of the respective fiscal years, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in each fiscal period represents the difference between the exercise price and the value of the Common Stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
There were no PNQs exercised during the fiscal years ended June 30, 2023, 2022 and 2021.
As of June 30, 2023 and 2022, there was no unrecognized compensation cost related to PNQs. There was no compensation expense related to PNQs in fiscal years ended June 30, 2023, 2022 and 2021.
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
The following table summarizes restricted stock activity for the year ended June 30, 2023:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2022	816,811	6.67
Granted	680,579	5.58
Vested	(369,008)	6.54
Cancelled/Forfeited	(245,828)	6.56
Outstanding and nonvested June 30, 2023	882,554	6.14
The weighted average grant date fair value of RSUs granted during the years ended June 30, 2023, 2022 and 2021 were $5.68, $7.20, and $10.10, respectively. The total grant-date fair value of restricted stock granted during the year ended June 30, 2023 was $4.0 million. The total fair value of awards vested during the years ended June 30, 2023, 2022 and 2021 were $1.7 million, $2.3 million, and $0.7 million, respectively.
As of June 30, 2023 and 2022, there was $3.6 million and $3.9 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at June 30, 2023 is expected to be recognized over the weighted average period of 1.74 years. Total compensation expense for restricted stock was $2.6 million, $2.1 million and $2.0 million, for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes PBRSU activity for the year ended June 30, 2023:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2022	456,993	6.16
Granted	214,842	6.40
Vested	—	—
Cancelled/Forfeited	(122,544)	7.64
Outstanding and nonvested June 30, 2023	549,291	5.92
The weighted average grant date fair value of PBRSUs granted during the years ended June 30, 2023, 2022 and 2021 were $6.40, $8.91, and $4.10, respectively. The total grant-date fair value of PBRSUs granted during the year ended June 30, 2023 was $1.4 million. The total fair value of awards vested during the years ended June 30, 2022 and 2021 were $3.2 thousand and $3.0 thousand, respectively.
As of June 30, 2023 and 2022, there was $1.7 million and $1.7 million, respectively, of unrecognized compensation cost related to PBRSUs. The unrecognized compensation cost related to PBRSUs at June 30, 2023 is expected to be recognized over the weighted average period of 1.67 years. Total compensation expense for PBRSUs was $0.7 million for the year ended June 30, 2023, $0.6 million for the year ended June 30, 2022 and $0.1 million for the year ended June 30, 2021.
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
The following table summarizes CSRSU activity during the year ended June 30, 2023:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2022	145,645	6.36
Granted	191,911	6.07
Vested	(42,670)	6.24
Cancelled/Forfeited	(110,079)	6.33
Outstanding and nonvested June 30, 2023	184,807	6.15
The weighted average grant date fair value of CSRSUs granted during the years ended June 30, 2023, 2022 and 2021 were $6.07, $8.91 and $4.31, respectively. The total grant-date fair value of CSRSUs granted during the year ended June 30, 2023 was $1.2 million. The total fair value of awards vested during the years ended June 30, 2023 and 2022 was $0.2 million and $0.4 million, respectively. No CSRSUs vested during the year ended June 30, 2021.
At June 30, 2023 and 2022, there was $0.4 million and $0.6 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at June 30, 2023 is expected to be recognized over the weighted average period of 2.14 years. Total compensation expense for CSRSUs was $0.2 million and $0.1 million for the years ended June 30, 2023 and 2022, respectively.
Note 15. Other Current Liabilities
Other current liabilities consist of the following:

	As of June 30,
(In thousands)	2023	2022
Other (1)	$3,334	$4,955
Accrued workers’ compensation liabilities	992	947
Finance lease liabilities	193	193
Other current liabilities	$4,519	$6,095
___________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 16. Other Long-Term Liabilities
Other long-term liabilities include the following:

	As of June 30,
(In thousands)	2023	2022
Deferred compensation (1)	267	195
Finance lease liabilities	270	409
Deferred income taxes (2)	—	735
Other long-term liabilities	$537	$1,339
___________
(1) Includes performance cash awards liability and payroll taxes.
(2) Includes deferred tax liabilities that have an indefinite reversal pattern.

Note 17. Income Taxes
The current and deferred components of the provision for income taxes consist of the following:

	For the Years Ended June 30,
(In thousands)	2023	2022	2021
Current:
Federal	$—	$—	$(22)
State	142	124	213
Total current income tax expense	142	124	191
Deferred:
Federal	(373)	—	11,011
State	(94)	—	2,726
Total deferred income tax (benefit) expense	(467)	—	13,737
Income tax (benefit) expense	$(325)	$124	$13,928
A reconciliation of income tax expense to the federal statutory tax rate is as follows:

	For the Years Ended June 30,
(In thousands)	2023	2022	2021
Statutory tax rate	21%	21%	21%
Income tax benefit at statutory rate	$(7,216)	$(389)	$(3,420)
State income tax expense (benefit) (net of federal tax benefit)	2,407	(754)	(206)
Valuation allowance	3,788	1,767	1,835
Change in tax rate	(111)	(210)	1,055
Post-retirement medical plan and other offset in OCI	(467)	—	13,738
Other (net)	1,274	(290)	926
Income tax (benefit) expense	$(325)	$124	$13,928
Our federal corporate tax rate is 21%, effective for the tax years beginning on or after January 1, 2018. Deferred tax amounts are calculated based on the rates at which they are expected to reverse in the future.
For the years ended June 30, 2023, 2022 and 2021, the Company’s income tax expense includes an increase in the valuation allowance related to the Company’s operating losses.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The primary components of the temporary differences which give rise to the Company’s net deferred tax assets (liabilities) are as follows:

	As of June 30,
(In thousands)	2023	2022
Deferred tax assets:
Postretirement benefits	$5,349	$7,284
Accrued liabilities	2,642	4,759
163(j) Interest Limitation	7,772	4,040
Net operating loss carryforward	55,566	51,413
Intangible assets	6,481	6,936
Right-of-use operating lease liabilities	6,346	7,041
Other	5,436	7,650
Total deferred tax assets	89,592	89,123
Deferred tax liabilities:
Property, plant and equipment	(725)	(15,726)
Right-of-use operating lease assets	(6,194)	(7,174)
Other	(2,238)	(79)
Total deferred tax liabilities	(9,157)	(22,979)
Valuation allowance	(80,435)	(66,879)
Net deferred tax liability	$—	$(735)
At June 30, 2023, the Company had approximately $133.9 million of federal and $173.1 million of state net operating loss carryforwards that will begin to expire in the years ending June 30, 2027 and June 30, 2024, respectively. Net operating losses of $78.9 million in federal and $10.3 million of state are indefinite lived and will not expire. Additionally, at June 30, 2023, the Company had $0.9 million of federal and state tax credits.
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
For the years ended June 30, 2023, 2022 and 2021, due to recent cumulative losses, the Company concluded that certain federal and state net operating loss carry forwards and tax credit carryovers will not be utilized before expiration. The amounts of valuation allowance recorded in the Consolidated Balance Sheets were $80.4 million and $66.9 million to reduce deferred tax assets as of June 30, 2023 and 2022, respectively.
As of, and for the three years ended June 30, 2023, 2022 and 2021, the Company had no significant uncertain tax positions.
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
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no amount of interest and penalties recognized in the Consolidated Balance Sheets in the fiscal years ended June 30, 2023 and 2022, associated with uncertain tax positions. Additionally, the Company did not record any income tax expense related to interest and penalties on uncertain tax positions in the fiscal years ended June 30, 2023, 2022 and 2021.
Note 18. Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is calculated by dividing diluted net loss attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, and shares of Series A Preferred Stock, as converted, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

price of our common shares for the period) and unvested performance-based restricted stock units because their inclusion would be anti-dilutive.
The following table presents the computation of basic and diluted loss per common share:

	For the Years Ended June 30,
(In thousands, except share and per share amounts)	2023	2022	2021
Undistributed loss from continuing operations available to common stockholders	$(30,766)	$(1,939)	$(29,272)
Undistributed loss from continuing operations available to nonvested restricted stockholders and holders of convertible preferred stock	$(3,272)	$(629)	$(1,515)
Loss from continuing operations, net of cumulative preferred dividends unpaid and undeclared	$(34,038)	$(2,568)	$(30,787)
Loss from discontinued operations available to common stockholders—basic	$(45,142)	$(13,687)	$(11,438)
Net loss available to common stockholders—basic	$(79,180)	$(16,255)	$(42,225)

Weighted average common shares outstanding—basic	19,621,992	18,200,080	17,635,402
Effect of dilutive securities:
Weighted average common shares outstanding—diluted	19,621,992	18,200,080	17,635,402
Loss from continuing operations per common share available to common stockholders—basic	$(1.74)	$(0.14)	$(1.74)
Loss from continuing operations per common share available to common stockholders—diluted	$(1.74)	$(0.14)	$(1.74)
Loss from discontinued operations per common share available to common stockholders—basic	$(2.30)	$(0.75)	$(0.65)
Loss from discontinued operations per common share available to common stockholders—diluted	$(2.30)	$(0.75)	$(0.65)
Net loss per common share available to common stockholders—basic	$(4.04)	$(0.89)	$(2.39)
Net loss per common share available to common stockholders—diluted	$(4.04)	$(0.89)	$(2.39)
The following table summarizes anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	For the Years Ended June 30,
	2023	2022	2021
Shares issuable under stock options	331,658	452,537	395,069
Shares issuable under convertible preferred stock	—	452,667	437,165
Shares issuable under PBRSUs	491,564	426,243	376,264
Note 19. Commitments and Contingencies
Purchase Commitments
As of June 30, 2023, the Company had committed to purchase green coffee inventory totaling $99.5 million under fixed-price contracts and $15.8 million in inventory and other purchases under non-cancelable purchase orders.
Boyd Coffee Acquisition
In connection with the Company's acquisition of Boyd Coffee Company, now known as BCC Newco, Inc. ("Boyd"), on October 2, 2017 and pursuant to that certain Asset Purchase Agreement, dated as of August 18, 2017, by and among the Company, Boyd Assets Co., a Delaware corporation and wholly owned subsidiary of the Company, Boyd and each of the parties set forth on Exhibit A thereto (the “Boyd Purchase Agreement”), the Company withheld 914 shares of Series A Preferred Stock pending satisfaction of certain indemnification claims against Boyd (the "Holdback Shares"). As previously disclosed, all other obligations under Boyd Purchase Agreement have been satisfied.
On July 26, 2022, the Company and Boyd entered into a settlement agreement regarding the retention and cancellation of the Holdback Shares and the reacquisition on a cashless basis and cancellation of 1,736 shares of Series A Preferred Stock issued to Boyd at the closing of the transactions contemplated by the Boyd Purchase Agreement.
Effective August 25, 2022, Boyd converted the remaining Series A Preferred Stock into shares of the Company’s common stock. See Note 21, Preferred Stock for additional information regarding the terms of the Series A Preferred Stock and the conversion.

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
A series of procedural and legislative developments occurred in the ensuing years, and at hearings in August 2020 the Court denied CERT’s motion for summary judgment and granted the JDG’s motion for summary judgment. Notice of Judgment in favor of defendants was entered on October 6, 2020. CERT filed an appeal which was denied on October 26, 2022. On December 2, 2022, CERT filed a petition for review with the California Supreme Court which the Court denied on February 15, 2023. On February 23, 2023, the appellate court entered an order affirming the trial court’s decision to grant the JDG’s motion for summary judgment and remitting the case to the trial court to affirm the judgment in favor of the JDG. On July 7, 2023, the trial court affirmed the judgment in favor of the JDG and awarded costs to Defendants.
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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	For the Years Ended June 30,
	2023		2022		2021
(In thousands)	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$160,009	31.9%	$151,843	32.4%	$131,788	33.1%
Tea & Other Beverages (1)	88,241	17.6%	80,547	17.2%	64,968	16.3%
Culinary	64,429	12.9%	55,782	11.9%	44,356	11.1%
Spices	23,502	4.7%	22,248	4.7%	18,680	4.7%
Delivery Surcharge	3,783	0.8%	4,363	0.9%	2,119	0.6%
Net sales from continuing operations	339,964	67.9%	314,783	67.1%	261,911	65.8%
Net sales from discontinued operations	160,977	32.1%	154,410	32.9%	135,939	34.2%
Net sales by product category	$500,941	100.0%	$469,193	100.0%	$397,850	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company does not have any material contract assets and liabilities as of June 30, 2023. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets. At June 30, 2023, and 2022, “Accounts receivable, net” included, $42.9 million, and $44.2 million respectively, in receivables from contracts with customers.
Note 21. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock. There are no preferred shares issued and outstanding as of June 30, 2023.
Effective August 25, 2022, 12,964 shares of Series A Preferred Stock were converted into 399,208 shares of common stock at a conversion price of $38.32, in accordance with the terms of the Company’s Designation of Series A Preferred Stock.
The shares of Series A Preferred Stock were originally issued to Boyd on October 2, 2017 pursuant to the Boyd Purchase Agreement. 1,736 shares of Series A Preferred Stock originally issued to Boyd in accordance with the terms of the Boyd Purchase Agreement were previously reacquired and cancelled by the Company as part of a settlement with Boyd on July 26, 2022. The shares of Series A Preferred Stock converted represented all of the issued and outstanding shares of Series A Preferred Stock. In connection therewith, the Company withheld the Holdback Shares against Boyd.
In fiscal year 2023, as a result of the settlement entered into with Boyd, the Company recorded a $1.9 million gain on settlement with Boyd, in general and administrative expense on the consolidated statement of operations, which included the cancellation of preferred shares and settlement of acquisition-related contingent liabilities.