Form 10-K/A
period 2023-06-30
FARMER BROTHERS CO
filed 2023-10-27
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $96.3 million based upon the closing price reported for such date on the Nasdaq Global Select Market.

As of October 1, 2023, the registrant had 19,279,970 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

Auditor Name	Auditor Location	Auditor Firm ID
Grant Thornton LLP	Dallas, Texas	248

i

EXPLANATORY NOTE

Farmer Bros. Co. (“Farmer Bros.” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Form 10-K for the fiscal year ended June 30, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2023 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after the last day of the Company’s fiscal year on June 30, 2023.

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

ii

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

Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, severe weather, levels of consumer confidence in national and local economic business conditions, the impact of labor shortages, the increase of costs due to inflation, an economic downturn caused by any pandemic, epidemic or other disease outbreak, comparable or similar to COVID-19, the success of our turnaround strategy, the impact of capital improvement projects, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, our ability to meet financial covenant requirements in our Credit Facility, which could impact, among other things, our liquidity, the relative effectiveness of compensation-based employee incentives in causing improvements in our performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees, our success in adapting to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, including any effects from inflation, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this Amendment and other factors described from time to time in our filings with the SEC.

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

iii

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors

Each director of the Company is to be elected annually and serve until his or her successor has been elected and qualified, or until his or her death, resignation, retirement, disqualification or removal from office.

The authorized number of directors is set forth in the Company’s Second Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and shall consist of not less than five nor more than nine members, the exact number of which shall be fixed from time to time by resolution of the Board. The authorized number of directors is currently eight. Any vacancy on the Board that results from an increase in the number of directors may be filled by a majority of the directors then in office, provided that a quorum is present, and any other vacancy occurring on the Board may be filled by a majority of the directors then in office, even if less than a quorum, or by the sole remaining director. Any director elected to fill a vacancy not resulting from an increase in the number of directors will have the same remaining term as that of his or her predecessor. Subject to the rights, if any, of the holders of shares of Preferred Stock then outstanding, any or all of the directors of the Company may be removed from office at any time, with or without cause, in accordance with the DGCL.

All of the present directors were elected to their current terms by the stockholders. There are no family relationships among any directors or executive officers of the Company. Except as disclosed below, none of the directors is a director of any other publicly held company. Except as otherwise disclosed herein, there are no arrangements or understandings between any of our directors and any other person pursuant to which any person was selected as a director.

Set forth below are the biographies of each director, including their ages and positions and offices held with the Company as of the date hereof.

Allison M. Boersma, age 58, has served on our Board since 2017 and is currently the Chief Financial Officer and Chief Operating Officer of BRG Sports Inc., a corporate holding company of leading brands that design, develop and market innovative sports equipment, protective products, apparel and related accessories. The company’s core football brand, Riddell, is the industry leader in football helmet technology and innovation. Ms. Boersma has served as the finance and operations leader for BRG Sports since April 2016, responsible for financial oversight, including planning, treasury and risk management; leadership of global sourcing, manufacturing and distribution; strategic planning and acquisitions; and manufacturing strategy. Ms. Boersma has also served as Chief Financial Officer and Chief Operating Officer of Riddell Inc., since May 2014, and Senior Vice President Finance and Chief Financial Officer of Riddell, from February 2009 to May 2014. Previously, Ms. Boersma was a finance executive with Kraft Foods, a multinational confectionery, food and beverage conglomerate, for over 17 years, with various positions of increasing responsibility, including serving as Senior Director Finance, Global Procurement, from May 2007 to February 2009, with leadership and oversight of commodity hedging and risk management, including for coffee; execution of global strategies to improve supplier performance; commodity tracking and derivative accounting. Other positions with Kraft included Controller, Grocery Sector; Controller, Meals Division; Director, Sales Finance, Kraft Food Services Division; and Senior Manager, Corporate Financial Business Analysis. Ms. Boersma began her career as a Senior Auditor with Coopers & Lybrand. Ms. Boersma received her undergraduate degree in Accountancy from the University of Illinois Champaign-Urbana, and her Masters of Management, Marketing and Finance, from JL Kellogg Graduate School of Management.

Stacy Loretz-Congdon, age 64, has served on our Board since 2018. She retired at the end of 2016 after 26 years of service at Core-Mark Holding Company, Inc. (formerly NASDAQ: CORE), one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America, where she served in various capacities, including as Senior Vice President, Chief Financial Officer and Assistant Secretary from December 2006 to May 2016 and Executive Advisor from May 2016 through December 2016. From January 2003 to December 2006, Ms. Loretz-Congdon served as Core-Mark’s Vice President of Finance and Treasurer and from November 1999 to January 2003 served as Core-Mark’s Corporate Treasurer. Ms. Loretz-Congdon joined Core-Mark in 1990. Ms. Loretz-Congdon’s experience at Core-Mark included oversight of all finance functions, including all corporate finance disciplines, strategy execution, risk mitigation, investor relations, as well as involvement with benefits, executive compensation and technology initiatives. During her tenure as Senior Vice President and Chief Financial Officer, Ms. Loretz-Congdon served on the Information Technology Steering Committee and the Investment Committee at Core-Mark, as well as a board member of all Core-Mark subsidiaries. Core-Mark was a Fortune 500, publicly traded company listed on the Nasdaq Global Market until September 2021 when it merged with Performance Food Group Company (NYSE: PFGC). In 2015, Ms. Loretz-Congdon was named as one of the Top 50 female CFOs in the Fortune 500 by Business Insider and Woman of the Year by Convenience Store News. Prior to joining Core-Mark, Ms. Loretz-Congdon was an auditor for Coopers & Lybrand. Ms. Loretz-Congdon received her Bachelor of Science degree in Accounting from California State University, San Francisco.

David A. Pace, age 64, has served on our Board since 2023 and has served as interim Chairman of our Board since October 11, 2023. Previously Mr. Pace served as Co-Chief Executive Officer of Tastemaker Acquisition Corp. (NASDAQ: TMKR), a special purpose acquisition company, where he also served as a director. Mr. Pace previously served as Chief Executive Officer and President of Jamba Inc. (formerly NASDAQ: JMBA), a leading restaurant retailer of better-for-you food and beverage offerings, from March 2016 to September 2018, where he also served as a director from 2012 until September 2018. Prior to that, Mr. Pace served in a variety of executive roles at Bloomin’ Brands, Inc. (NASDAQ: BLMN), one of the largest casual dining restaurant companies in the world, including most recently as President of Carrabba’s Italian Grill from 2014 to 2016 after previously serving as Executive Vice President and Chief Resource Officer from 2010 to 2014. Earlier in his career, Mr. Pace held various leadership roles at Starbucks Corporation (NASDAQ: SBUX), PepsiCo, Inc. (NASDAQ: PEP) and YUM! Brands, Inc. (NYSE: YUM). Mr. Pace currently serves as Chairman of the board of directors of Red Robin Gourmet Burgers, Inc. (NASDAQ: RRGB), a casual dining chain, after initially joining the board as a director in August 2019. Mr. Pace has also served as a director of Authentic Restaurant Brands, a restaurant portfolio company of Garnett Station Partners, since May 2022, and as a member of the Ownership Advisory Board for the NHL’s Dallas Stars since 2017. Mr. Pace earned his B.S. in Industrial and Labor Relations from Cornell University.

Alfred Poe, age 74, has served as a member of our Board since 2020 and served as Chairman of the Board from June 30, 2023 to October 11, 2023. Mr. Poe is currently the Chief Executive Officer of AJA Restaurant Corp., serving as such since 1999. From 1997 to 2002, he was the Chief Executive Officer of Superior Nutrition Corporation, a provider of nutrition products. He was Chairman of the Board and Chief Executive Officer of MenuDirect Corporation from 1997 to 1999. Mr. Poe was a Corporate Vice President of Campbell Soup Company from 1991 through 1996. From 1993 through 1996, he was the President of the Campbell’s Meal Enhancement Group. From 1982 to 1991, Mr. Poe held various positions, including Vice President, Brands Director and Commercial Director with Mars, Inc. Mr. Poe currently serves on the board of directors of B&G, Foods, Inc., a manufacturer and distributor of shelf-stable food and household products across the United States, Canada and Puerto Rico and a publicly traded company listed on the New York Stock Exchange, since 1997. Mr. Poe has previously served on the boards of directors of Centerplate, Inc. and State Street Bank. Mr. Poe earned a B.S. in Electrical Engineering from Brooklyn Polytechnic and an MBA from Harvard University.

Bradley L. Radoff, age 50, has served on our Board since 2022 and currently serves as a private investor. Mr. Radoff served as Principal of Fondren Management LP, a private investment management company, from 2005 to December 2021. Mr. Radoff previously served as a Portfolio Manager at Third Point LLC, a registered investment advisory firm, from 2006 to 2009. He also served as Managing Director of Lonestar Capital Management LLC, a registered investment advisory firm, from 2003 to 2004. Mr. Radoff also previously served as a director of Citadel Investment Group LLC, a global financial institution, from 2000 to 2003. Mr. Radoff has served as a director of Enzo Biochem, Inc. (NYSE: ENZ), an integrated diagnostics, clinical lab and life sciences company, since January 2022, where he also serves as Chair of the Audit Committee. Mr. Radoff has served as a director of Harte Hanks, Inc. (NASDAQ: HHS), a leading global customer experience company, since May 2021. Mr. Radoff previously served as a director of VAALCO Energy, Inc. (NYSE: EGY), a Texas-based independent energy company, from June 2020 to January 2022, Support.com, Inc. (formerly NASDAQ: SPRT), a leading provider of cloud-based software and services, from June 2016 until its merger in September 2021, and Pogo Producing Company (formerly NYSE: PPP), an oil and gas exploration, development and production company, from March 2007 until the completion of its sale to Plains Exploration & Production Company in November 2007. Mr. Radoff graduated summa cum laude with a B.S. in Economics from The Wharton School at the University of Pennsylvania.

John D. Robinson, age 64, has served on our Board since 2021 and is currently an operating partner focusing on food and beverage opportunities at Sequel Holdings, a private equity firm, serving in such role since 2017. Currently, Mr. Robinson serves as Chairman of the Board of Chairmans Foods, a Sequel portfolio company. Prior to joining Sequel, from 2009 to 2015, Mr. Robinson was Managing Partner for Rutherford Wine Studios LLC, dba The Ranch Winery, a wine co-packing and processing facility in Napa Valley, CA, which was sold to E&J Gallo Winery in 2015. Prior to that, he held leadership roles at Morningstar Foods, Dean Foods Company and Robinson Dairy. Mr. Robinson received a Bachelor of Science in Business Administration from the University of Arizona.

Waheed Zaman, age 63, has served on our Board since September 2021 Since April 2017, Mr. Zaman has served the Chief Executive Officer of W&A Consulting, a consulting and advisory firm, where he advises senior executives on transformational change and consults with leaders and teams on personal success and leadership practices to ensure organizational effectiveness and strategy execution. Mr. Zaman’s prior experience includes his service in multiple roles with the Hershey Company, including his service as Senior Vice President, Chief Corporate Strategy and Administrative Officer and also as Chief Knowledge, Strategy and Technology Officer. While serving in such roles, Mr. Zaman was responsible for Hershey’s corporate strategy, knowledge and insights (including consumer, shopper, and category insights), information technology, and shared service functions. Prior to his service at the Hershey Company, Mr. Zaman served as Senior Vice President, Global Product Supply for Chiquita Brands International, reporting to the CEO. He was responsible for the largest integrated supply chain from farm to shelf in the Fresh Produce sector, with responsibility for banana production and sourcing in Central and Latin America, salads manufacturing in North America and logistics and shipping operations on the ground in North America and Europe. Prior to his service in a supply chain role, Mr. Zaman served as Chief Information Officer of Chiquita. Prior to his service with Chiquita, Mr. Zaman held leadership roles at the Procter & Gamble Company. Mr. Zaman is a past recipient of the Supply Chain Leaders of America Lifetime Achievement Award, a Member of the World 50 Executive Forums in Strategy, Supply Chain, IT and Digital Transformation, and a past member of the Board of Visitors of the University of Maryland Baltimore County and the McKinsey Analytics Council. Mr. Zaman holds a bachelor’s degree with a double major in Computer Science and Policy Studies from Dartmouth College.

Executive Officers

The following table sets forth the current executive officers of the Company as of the date hereof. At each annual meeting of the Board of Directors, the Board of Directors formally re-appoints the executive officers, and all executive officers serve at the pleasure of the Board of Directors. No executive officer has any family relationship with any director or nominee, or any other executive officer.

Name	Age	Title	Executive Officer Since
John E. Moore III	53	Interim Chief Executive Officer	2023
Brad Bollner	51	Interim Chief Financial Officer	2023
Amber D. Jefferson	52	Chief Human Resources Officer	2021
Jared G. Vitemb	40	Vice President, General Counsel, Chief Compliance Officer and Secretary	2022
Thomas E. Bauer	59	Vice President, Head of DSD	2023

John Moore was appointed interim Chief Executive Officer, effective October 1, 2023. Mr. Moore has served as the Company’s Head of Coffee since July 2023. Before joining the Company, Mr. Moore served as the chief executive officer for Vassilaros Coffee. Prior to Vassilaros, he was the New York senior trader and general manager at Volcafe Specialty Coffee, the chief executive officer and Managing Partner of FAL Coffee Inc. and the vice president of sales and marketing at Octavio Inc., dba Dallis Coffee. Mr. Moore has 30 years of experience in the coffee industry and has extensive experience in every stage of the coffee value chain, from farms and mills to barista and roasting working both in the United States and internationally. Mr. Moore has founded and led several businesses, including Jolly Roger Imports, ELIXIR Cocktail & Espresso Bar and the German expansion of New York Gourmet GmbH & Co. Mr. Moore is also a Certified Q grader and Cup of Excellence Head Judge. He received a Bachelor of Science degree from Earlham College.

Brad Bollner was appointed interim Chief Financial Officer, effective October 1, 2023. Mr. Bollner has served as the Company’s Vice President of Finance since October 2022. During his more than 25-year finance career, Mr. Bollner has served as Director of Business Analytics at Dave and Busters, Senior Director of Finance at Vail Resorts, Inc. and Vice President – Inventory Planning and Allocation at GameStop Corp. He holds a Bachelor of Science degree in finance and economics from Trinity University and a certification with distinction from Harvard Business Analytics Program.

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

Tom Bauer joined Farmer Brothers in 2023 as the head of direct store delivery (DSD), where he oversees the Company’s DSD operations, sales, logistics, equipment services and product marketing teams. Prior to joining the Company, Mr. Bauer served as the vice president of sales and national accounts at Emerald Brand and as the senior director of national accounts and central U.S. operations for DS Services. From 1999 to 2013, he served in a number of leadership positions at Standard Coffee Service Company, Community Coffee, Anheuser Busch and PepsiCo. Mr. Bauer currently serves as the vice chair on National Automatic Merchandising Association’s (NAMA) Coffee Service Committee and on the NAMA Foundation Board of Trustees. He earned a bachelor’s degree from the University of Northern Colorado

Corporate Governance

Board Meeting and Attendance

The Board held 19 meetings during the year ended June 30, 2023 (“fiscal 2023”), including four regular meetings and 15 special meetings. During fiscal 2023, each director attended at least 75% of the total number of meetings of the Board (held during the period for which he or she served as a director) and committees of the Board on which he or she served (during the periods that he or she served). The independent directors generally meet in executive session in connection with each regularly scheduled Board meeting. Under the Company’s Corporate Governance Guidelines, continuing directors are expected to attend the Company’s annual meeting of stockholders absent a valid reason. Seven of eight directors who were then serving were present at the 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”).

Charters; Code of Conduct and Ethics; Corporate Governance Guidelines

The Board maintains charters for its committees, including the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and the ad hoc Technology Committee and Strategy and Capital Allocation Committee. In addition, the Board has adopted a written Code of Conduct and Ethics for all employees, officers and directors. The Board maintains Corporate Governance Guidelines as a framework to promote the functioning of the Board and its committees and to set forth a common set of expectations as to how the Board should perform its functions. Current standing and ad hoc committee charters, the Code of Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s website at www.farmerbros.com. Information contained on the website is not incorporated by reference in, or considered part of, this Proxy Statement.

Board Committees

The Board of Directors has three standing committees: the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Summary information about each of these committees is set forth below.

Additionally, from time to time, the Board has established ad hoc or other committees, on an interim basis, to assist the Board with its consideration of specific matters, and it expects to continue to do so as it may determine to be prudent and advisable in the future. In December 2021, the Board established an ad hoc Technology Committee for the purpose of assisting with the review of the technological and cybersecurity needs of the Company. Further, in February 2023, the Board established the Strategy and Capital Allocation Committee to review, evaluate and make recommendations to the Board regarding strategic and financial initiatives and opportunities available to the Company, with the goal of strengthening the Company’s financial position and maximizing value provided to shareholders.

Audit Committee

The Audit Committee is a standing committee of the Board established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee’s principal purposes are to oversee, on behalf of the Board, the accounting and financial reporting processes of the Company and the audit of the Company’s financial statements. As described in its charter, available on the Company’s website under Corporate Governance - Committee Charters, the Audit Committee’s responsibilities include assisting the Board in overseeing: (i) the integrity of the Company’s financial statements; (ii) the independent auditor’s qualifications and independence; (iii) the performance of the Company’s independent auditor and internal audit function; (iv) the Company’s compliance with legal and regulatory requirements relating to accounting and financial reporting matters; (v) the Company’s system of disclosure controls and procedures, internal control over financial reporting that management has established, and compliance with ethical standards adopted by the Company; and (vi) the Company’s framework and guidelines with respect to risk assessment and risk management. The Audit Committee is directly and solely responsible for the appointment, dismissal, compensation, retention and oversight of the work of any independent auditor engaged by the Company for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The independent auditor reports directly to the Audit Committee.

During fiscal 2023, the Audit Committee held five regular meetings and one special meeting. Allison M. Boersma currently serves as Chair, and Stacy Loretz-Congdon, Bradley L. Radoff, and Waheed Zaman currently serve as members of the Audit Committee. All directors who currently serve on the Audit Committee meet the Nasdaq composition requirements, including the requirements regarding financial literacy and financial sophistication, and the Board has determined that all such directors are independent under Rule 5605 of the Nasdaq Stock Market, Inc. Marketplace Rules (“Nasdaq Listing Rules”), and the rules of the SEC regarding audit committee membership. The Board has determined that Ms. Boersma, Ms. Loretz-Congdon and Mr. Radoff are “audit committee financial experts” as defined in Item 407(d) of Regulation S-K under the Exchange Act.

Compensation Committee

The Compensation Committee is a standing committee of the Board. As described in its charter, available on the Company’s website under Governance—Governance Overview—Committee Charters, the Compensation Committee’s principal purposes are to discharge the Board’s responsibilities related to compensation of the Company’s executive officers and administer the Company’s incentive and equity compensation plans. The Compensation Committee’s objectives and philosophy with respect to the fiscal 2023 executive compensation program, and the actions taken by the Compensation Committee in fiscal 2023 with respect to the compensation of our Named Executive Officers, are described below under the heading “Compensation Discussion and Analysis.”

The Compensation Committee also is responsible for evaluating and making recommendations to the Board regarding director compensation. In addition, the Compensation Committee is responsible for conducting an annual risk evaluation of the Company’s compensation practices, policies and programs.

During fiscal 2023, the Compensation Committee held three regular meetings and three special meetings. John D. Robinson currently serves as Chair and Allison M. Boersma, David A. Pace and Waheed Zaman currently serve as members of the Compensation Committee. The Board has determined that all current Compensation Committee members are independent under the Nasdaq Listing Rules.

Compensation Committee Interlocks and Insider Participation

Ms. Boersma and Messrs. Robinson, Pace, Poe and Zaman were members of the Compensation Committee during fiscal 2023. None of the members of the Compensation Committee is or has been an executive officer of the Company, nor did any of them have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as a director of the Company or member of the Compensation Committee during fiscal 2023.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is a standing committee of the Board. As described in its charter, available on the Company’s website under Corporate Governance—Committee Charters, the Nominating and Corporate Governance Committee’s principal purposes are (i) monitoring the Company’s corporate governance structure; (ii) assisting the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with corporate governance; (iii) ensuring that the Board is appropriately constituted in order to meet its fiduciary obligations, including by identifying individuals qualified to become Board members and members of Board committees, recommending to the Board director nominees for the next annual meeting of stockholders or for appointment to vacancies on the Board, and recommending to the Board membership on Board committees (including committee chairs); (iv) leading the Board in its annual review of the Board’s performance; (v) conducting the annual performance review of the Chief Executive Officer and communicating the results to the Board; and (vi) overseeing succession planning for senior management.

During fiscal 2023, the Nominating and Corporate Governance Committee held four regular meetings. Ms. Loretz-Congdon currently serves as Chair, and David A. Pace, Bradley L. Radoff and John D. Robinson currently serve as members of the Nominating and Corporate Governance Committee. The Board has determined that all current Nominating and Corporate Governance Committee members are independent under the Nasdaq Listing Rules.

Other Committees

In December 2021, the Board established the Technology Committee for the purpose of assisting with the review of the technological and cybersecurity needs of the Company. As described in its charter, available on the Company’s website under Governance—Governance Overview—Committee Charters, the Technology Committee’s principal purposes include: (i) overseeing the quality and effectiveness of the Company’s cybersecurity strategy; and (ii) overseeing the Company’s technology strategy. Waheed Zaman currently serves as Chair, and Stacy Loretz-Congdon and Allison M. Boersma currently serve as members of the Technology Committee. The Technology Committee met four times in fiscal 2023 and will be dissolved following the Annual Meeting. The full Board will then absorb the Technology Committee’s responsibilities.

In February 2023, the Board established the Strategy and Capital Allocation Committee to review, evaluate and make recommendations to the Board regarding strategic and financial initiatives and opportunities available to the Company, with the goal of strengthening the Company’s financial position and maximizing value provided to shareholders. Further detail regarding the responsibilities, structure and operations of the Strategy and Capital Allocation Committee are described in its charter, which is available on the Company’s website under Governance—Governance Overview—Committee Charters. Alfred Poe currently serves as Chair, and John D. Robinson, Bradley L. Radoff and David A. Pace serve as members of the Strategy and Capital Allocation Committee. The Strategy and Capital Allocation Committee met four times in fiscal 2023.

Board Diversity

The below Board Diversity Matrix reports self-identified diversity statistics for the Board of Directors.

Board Diversity Matrix
	As of September 1, 2022				As of October 1, 2023
Total Number of Directors	8				7
	Female	Male	Non- Binary	Did Not Disclose Gender	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	6	0	0	2	5	0	0
Part II: Demographic Background
African American or Black	0	1	0	0	0	1	0	0
Alaskan Native or Native American	0	0	0	0	0	0	0	0
Asian or South Asian	0	1	0	0	0	1	0	0
Hispanic or Latinx	0	0	0	0	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0	0	0	0	0
White	2	4	0	0	2	3	0	0
Two or More Races or Ethnicities	0	0	0	0	0	0	0	0
LGBTQ+	0	0	0	0	0	0	0	0
Military Veterans	0	1	0	0	0	0	0	0
Directors with disabilities	0	0	0	0	0	0	0	0
Did Not Disclose Demographic Background	0	0	0	0	0	0	0	0

Board Leadership Structure

Under our Amended and Restated By-Laws (“By-Laws”), the Board, in its discretion, may choose a Chairman of the Board. If there is a Chairman of the Board, such person may exercise such powers as provided in the By-Laws or assigned by the Board. Christopher P. Mottern was appointed as Chairman of the Board in January 2020, and served as Chairman of the Board until his resignation, which became effective as of 5:00 p.m. (Central Time) on June 30, 2023. Effective immediately following Mr. Mottern’s resignation, on June 30, 2023, the Board appointed Alfred Poe as Chairman of the Board. Mr. Poe ceased serving as Chairman of the Board on October 11, 2023 and Mr. Pace assumed the role on an interim basis and continues to serve as the interim Chairman of the Board as of the date of this Proxy Statement.

Notwithstanding the current separation of Chairman of the Board and Chief Executive Officer, our Chairman of the Board is generally responsible for soliciting and collecting agenda items from other members of the Board and the Chief Executive Officer, and the Chief Executive Officer is generally responsible for leading discussions during Board meetings. This structure allows for effective and efficient Board meetings and information flow on important matters affecting the Company. As required under the Nasdaq Listing Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board has determined that, other than Mr. Maserang, all members of the Board are independent and each of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board are composed solely of independent directors. Due principally to the size of the Board, the Board has not formally designated a lead independent director and believes that as a result thereof, non-employee director and executive sessions of the Board, which are attended solely by non-employee directors or independent directors, as applicable, result in an open and free flow of discussion of any and all matters that any director may believe relevant to the Company and/or its management.

Although the roles of Chairman and Chief Executive Officer are currently filled by different individuals, no single leadership model is right for all companies at all times, and the Company has no bylaw or policy in place that mandates this leadership structure. The Nominating and Corporate Governance Committee will evaluate and recommend to the Board any changes in the Board’s leadership structure.

Board’s Role in Risk Oversight

The Board recognizes that although management is responsible for identifying risk and risk controls related to business activities and developing programs and recommendations to determine the sufficiency of risk identification and the appropriate manner in which to control risk, the Board plays a critical role in the oversight of risk. The Board implements its risk oversight responsibilities by having management provide periodic briefing and informational sessions on the significant risks that the Company faces and how the Company is seeking to control risk if and when appropriate. In some cases, a Board committee is responsible for oversight of specific risk topics. For example, the Audit Committee has oversight responsibility of risks associated with financial accounting and audits, internal control over financial reporting, and the Company’s major financial risk exposures, including commodity risk and risks relating to hedging programs. Regarding cybersecurity, the Board temporarily assigned primary oversight responsibility to the Technology Committee, but placed the Chairwoman of the Audit Committee on the Technology Committee and made a second member of the Audit Committee the Chairman of the Technology Committee to ensure that the Audit Committee remained well informed of the Company’s cybersecurity risks. The Board decided to end this temporary assignment and dissolve the Technology Committee following the Annual Meeting and reassign those responsibilities to the full Board. The Compensation Committee has oversight responsibility of risks relating to the Company’s compensation policies and practices. At each regular meeting, or more frequently as needed, the Board considers reports from the Audit Committee and Compensation Committee which provide detail on risk management issues and management’s response. The Board, as a whole, examines specific business risks in its periodic reviews of the individual business units, and also of the Company as a whole as part of its regular reviews, including as part of the strategic planning process, annual budget review and approval, and data and cyber security review. Beyond formal meetings, the Board and its committees have regular access to senior executives, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company believes that its leadership structure promotes effective Board oversight of risk management because the Board directly, and through its various committees, is regularly provided by management with the information necessary to appropriately monitor, evaluate and assess the Company’s overall risk management, and all directors are involved in the risk oversight function.

Compensation-Related Risk

As part of its risk oversight role, our Compensation Committee annually considers whether our compensation policies and practices for all employees, including our executive officers, create risks that are reasonably likely to have a material adverse effect on our Company. In fiscal 2023, the Compensation Committee noted several design features of our compensation programs that reduce the likelihood of excessive risk-taking, including, but not limited to, the following:

•	A good balance of fixed and at-risk compensation, as well as an appropriate balance of cash and equity-based compensation.

•	Management incentive programs are based on multiple metrics, including strategic, individual and operational measures.

•	The Compensation Committee is directly involved in setting short- and long-term incentive performance targets and payout intervals, assessing performance against targets, and reviewing/approving the performance goals for the CEO and other executives.

•	The Compensation Committee revises the short- and long-term incentive programs annually based on feedback received from shareholders in connection with the Company’s stockholder engagement campaigns, so as to ensure the Company’s compensation practices align with shareholder expectations.

•	Executive annual short-term incentive awards are generally capped at 200% of the target opportunity and the performance-based restricted stock units in the long-term incentive plan are capped at 225% of target opportunity.

•	Long-term equity awards are generally made on an annual basis which creates overlapping vesting periods and ensures that management remains exposed to the risks of their decision-making through their unvested equity-based awards for the period during which the business risks are likely to materialize.

•	Long-term compensation for senior executives is comprised of restricted stock units that vest ratably over three years and performance-based restricted stock units that are earned based on three-year performance goals. Company shares are inherently subject to the risks of the business, and the combination of options and performance-based restricted stock units ensure that management participates in these risks.

•	The number of performance-based restricted stock units ultimately earned by the Company’s executives and employees are determined at the end of a three-year performance period based on adjusted EBITDA performance and total shareholder return (“TSR”) metrics that are tracked during the performance period.

•	The Company has significant share ownership requirements for executives and non-employee directors. Executive officers are required to hold share-based compensation awards until meeting their ownership requirements. Company shares held by management are inherently subject to the risks of the business.

•	Executive compensation is benchmarked annually relative to pay levels and practices at peer companies.

•	The Company has a clawback policy in place that provides for the mandatory recovery of both cash- and equity-based compensation paid on the basis of the achievement of financial performance measures in the event of an accounting restatement.

•	The Company prohibits employees and directors from hedging or pledging its securities.

•	The Compensation Committee is composed solely of independent directors and retains an independent compensation consultant to provide a balanced perspective on compensation programs and practices. The Compensation Committee approves all pay decisions for executive officers.

Stockholder Engagement

The Company has a history of actively engaging with our stockholders. We believe that strong corporate governance should include regular engagement with our stockholders. We have a long-standing, robust stockholder outreach program through which we solicit feedback on our corporate governance, executive compensation program, disclosure practices, and environmental and social impact programs and goals. Investor feedback is shared with our Board as received.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, certain of our officers, and persons who beneficially own more than 10% of the Company’s Common Stock to file reports of stock ownership and changes in ownership (Forms 3, 4 and 5) in shares with the SEC. To our knowledge, based solely on our records and certain written representations received from our executive officers and directors, during the fiscal year ended June 30, 2023, all persons related to the Company that are required to file these insider trading reports have filed them in a timely manner, except for a Form 4 filed on October 19, 2023 for D. Deverl Maserang II (i) to disclose reportable transactions which occurred on September 13, 2023, September 15, 2023 and October 1, 2023 and (ii) to correct the number of securities beneficially owned by him, whether directly or indirectly, through the date of filing. Copies of the insider trading reports can be found on the Company’s website at www.farmerbros.com.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our executive compensation philosophy, objectives, and programs, the decisions made under those programs and factors considered by our Compensation Committee in fiscal 2023 with respect to the compensation of our Named Executive Officers.

Fiscal 2023 Named Executive Officers

Name	Title (as of June 30, 2023)
D. Deverl Maserang II	Former President and Chief Executive Officer
Scott R. Drake	Former Chief Financial Officer
Amber D. Jefferson	Chief Human Resources Officer
Jared G. Vitemb	Vice President, General Counsel, Chief Compliance Officer and Secretary
Ruben E. Inofuentes	Former Chief Supply Chain Officer
Maurice S. J. Moragne	Former Chief Sales Officer

Recent Changes in Management

The Company experienced turnover of certain senior management during and after the 2023 fiscal year. Effective February 17, 2023, the Company terminated Ruben E. Inofuentes, its former Chief Supply Chain Officer, and Maurice S.J. Moragne, its former Chief Sales Officer, as part of an effort to streamline the Company’s leadership team in connection with the Company’s strategic priority to reduce overhead costs and drive profitability. Their respective duties were assumed by various other employees of the Company.

Further, following the end of the 2023 fiscal year, the Company transitioned its Chief Executive Officer and Chief Financial Officer positions. The Company (i) terminated without cause the employment of D. Deverl Maserang II, its former President and Chief Executive Officer, effective September 30, 2023 (the “Maserang Separation”) and (ii) terminated without cause the employment of Scott R. Drake, effective October 1, 2023 (the “Drake Separation”). Following the Maserang Separation and the Drake Separation, effective October 1, 2023, (i) the Company appointed John E. Moore III to serve as Interim Chief Executive Officer of the Company and (ii) the Company appointed Brad Bollner to serve as Interim Chief Financial Officer of the Company. Prior to their appointments, Messrs. Moore and Bollner were serving with the Company as Head of Coffee and Vice President of Finance, respectively.

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

Compensation Policies and Practices—Good Governance

Consistent with our commitment to strong corporate governance, in fiscal 2023, our Board followed the compensation policies and practices described below to drive performance and serve our stockholders’ long-term interests:

What We Do

•	Our Compensation Committee is composed solely of independent directors, and regularly meets in executive session without members of management present.

•	Our Compensation Committee retains an independent compensation consultant to provide it with advice on matters related to executive compensation.

•	Our Compensation Committee regularly reviews and assesses the potential risks of our compensation policies and practices.

•	The structure of our executive compensation program includes a mix of cash and equity-based compensation, with an emphasis on performance-based compensation.

•	The competitiveness of our executive compensation program is assessed by comparison to the compensation programs of peer group companies that are similar to us in terms of industry, annual revenue, and/or other business characteristics.

•	Our clawback policy, which was amended and restated in fiscal 2024 for purposes of compliance with Section 10D of the Exchange Act and the Nasdaq listing standards, provides for the mandatory recovery of both cash- and equity-based compensation paid on the basis of the achievement of financial performance measures in the event of an accounting restatement.

•	We maintain meaningful stock ownership guidelines for directors and executive officers that promote a long-term stockholder perspective.

What We Do Not Do

•	We do not provide for excise tax gross-ups in connection with severance or other payments or benefits arising in connection with a change in control.

•	We do not provide for “single trigger” change in control payments or benefits.

•	We do not provide guaranteed base salary increases or guaranteed bonuses.

•	We do not provide supplemental pension benefits to our Named Executive Officers.

•	We do not provide excessive perquisites.

•	We do not permit (absent stockholder approval in the case of repricing/exchanging), and have not engaged in, the practice of backdating or re-pricing/exchanging stock options.

•	We do not allow directors or executive officers to hedge or short sell Company stock.

•	We do not allow directors or executive officers to pledge shares as collateral for a loan or in a margin account.

Results of Recent Advisory Votes, Stockholder Outreach and Changes for 2023

Every year, the Company provides stockholders with the opportunity for an annual vote to approve its executive compensation program on an advisory basis.

At our 2021 Annual Meeting, approximately 46.13% of our stockholders supported our advisory vote on executive compensation and at our 2022 Annual Meeting, approximately 58.41% of our stockholders supported our advisory vote on executive compensation.

In connection with and following our 2021 and 2022 say-on-pay vote, we conducted an extensive engagement campaign to better understand our investors’ views on our executive compensation program:

•	We reached out to investors representing approximately 47% of our common shares outstanding, as of our 2021 Annual Meeting, with invitations to discuss our officer compensation program and provide direct feedback to members of our Compensation Committee.

•	We held discussions with investors representing approximately 15% of our common shares outstanding as of our 2021 Annual Meeting.

•	Following our 2022 say-on-pay vote, we held additional outreach this fiscal year with many of our larger holders and discussed our 2022 compensation during these outreach efforts.

Based on our discussions with stockholders following our 2021 and 2022 Annual Meetings, we found that stockholders tended to be focused on the following categories:

•	Compensation Amounts: Stockholders did not express concern about the amount of compensation paid to the officers, nor did they express concern about any misalignment between pay and performance.

•	Mix of Compensation: Stockholders generally expressed a preference that the officer team have a uniform mix of long-term incentives.

•	Benchmarking Peer Group: Stockholders were supportive of the set of companies selected by the Compensation Committee to benchmark officer compensation. Certain stockholders expressed a view that peer companies should be similar in size and industry to Farmer Bros.

•	Incentives Plan Metrics: Stockholders were generally supportive of using EBITDA as the featured annual incentive plan metric, and understood the unique approach to goal-setting given the Company’s challenging situation. Several suggested that the Compensation Committee consider return on capital, revenue growth, cash flow, working capital and measuring performance on a per-share basis going forward. Several stockholders expressed a desire for TSR to have a greater weighting for future PBRSU awards. As discussed below, for fiscal 2023 we increased the influence of the TSR modifier and for fiscal 2024 we have added return on invested capital to our metrics, among other changes.

•	Incentive Plan Design: Shareholders generally understood and supported the unique annual and long-term incentive design adopted by the Committee as a response to the challenging operating environment caused by the COVID-19 pandemic, as described in our prior year proxy disclosure. Shareholders did express a preference for measuring PBRSU performance over a full three-year period.

We believe stockholders’ concern was primarily with respect to our LTI program. In response to the stockholder feedback we received and to better align our executive compensation program with our corporate strategy, the Compensation Committee made several material changes to our executive compensation program that took effect during fiscal 2023, as described in detail below:

•	The Compensation Committee removed several companies from the compensation peer group that were relatively larger than the Company in terms of revenue, and added several that are closer in revenues to the Company. These changes are described in greater detail the section below titled “Benchmarking and Peer Group Companies.”

•	For fiscal 2023 PBRSU awards, the TSR modifier was changed to have greater influence on the award outcome. For fiscal 2023 awards, TSR goals have been set based on the Company’s absolute cumulative TSR over a full three-year period (fiscal 2023 through 2025). The Company’s absolute TSR over this three year period can modify amounts earned by adjusted EBITDA performance by a factor of 0.80x to 1.5x (an increase from the 1.2x factor from prior awards). Adjusted EBITDA will be measured over three one-year measurement periods and generate a payout factor at the end of the three years based on the average achievement over the three years. This payout factor will then be subject to modification based on the Company’s absolute cumulative three-year as follows:

Absolute 3-year Cumulative TSR	Modification Factor
≤ 25.0%	0.8x
-25.0% to +24.9%	1.0x
+25.0% to +49.9%	1.20x
+50.0% to +99.9%	1.33x
≥ 100%	1.50x

The purpose of the absolute TSR modifier above is to incentivize achievement of superior shareholder returns over a three-year period.

•	In addition to placing greater weighting on TSR, shareholders generally expressed a preference that all officers have the same mix of long-term incentive award vehicles with at least 50% of the awards granted in PBRSUs. As such, 50% of LTI granted to officers for the fiscal 2023 was granted in PBRSUs (an increase from 40% from prior year for NEOs other than our CEO which has been awarded 50% of LTI in PBRSUs in prior years).

Although our 2022 say-on-pay proposal received increased support from stockholders relative to the 2021 say-on-pay proposal, we continued our outreach to stockholders as discussed above and in response to those conversations, we began taking steps to implement a new LTI program for fiscal 2024 to further align with the feedback we have received from stockholders in reference to our LTI program. We made significant changes to our executive compensation program for fiscal year 2024 based largely on the metrics and design that our stockholders told us they prefer to see. We intend to continue to seek and respond to stockholder concerns regarding our executive compensation in future years. Our new LTI program for fiscal year 2024 for NEOs consists of the following design features:

•	A mix of 50% time-based RSUs and 50% PBRSUs

•	The PBRSUs will measure return on invested capital (“ROIC”), which are based on the achievement of certain thresholds over a three-year period.

•	The ROIC thresholds over the fiscal 2024 to fiscal 2026 performance period are as follows: (1) an annualized average ROIC of 4.3% for a minimum threshold and a 50% payout; (2) an annualized average ROIC of 6.1% for a target threshold and a 100% payout; and (3) an annualized average ROIC of 7.9% for a maximum threshold and a 200% payout.

•	The move to ROIC as the principal measure in our LTI program differentiates from the Adjusted EBITDA metric that we use in our STI program.

•	The switch to a cumulative 3 year performance metric based on ROIC was based on feedback from our stockholder outreach program.

•	A new peer group that includes smaller companies to orient the Compensation Committee towards a total group that more closely reflects the size of the Company following the TreeHouse transaction.

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

Compensation Consultant

The Compensation Committee has the authority to retain the services of outside consultants to assist it in performing its responsibilities. In fiscal 2023, the Compensation Committee engaged Meridian Compensation Partners, LLC, an independent compensation consultant (“Meridian”) to provide advisory and consulting services relating to the Company’s executive officer and director compensation programs, consultation regarding short-term and long-term incentive plan design, consultation regarding CEO pay ratio disclosure, and consultation regarding corporate governance practices and general Compensation Committee matters and processes. In fiscal 2023, the Compensation Committee also engaged Meridian to help determine the compensation of our President and Chief Executive Officer, as well as our other Named Executive Officers.

Meridian provided no other services to the Company or its affiliates during fiscal 2023 other than as described above. The Compensation Committee has determined that Meridian is “independent” according to the criteria required by the SEC in Rule 10C-1 of the Exchange Act.

Management’s Role in Establishing Compensation

The compensation of the Named Executive Officers is determined by the Compensation Committee, taking into account the input and recommendations of our President and Chief Executive Officer regarding compensation for those executive officers, and taking into account the input of the Nominating and Corporate Governance Committee and Chairman regarding performance of our President and Chief Executive Officer. The Compensation Committee has sole authority for all final compensation determinations regarding our President and Chief Executive Officer. In fiscal 2023, our President and Chief Executive Officer, Chief Human Resources Officer and General Counsel routinely attended the meetings of the Compensation Committee to provide input, as requested by the Compensation Committee and, in the case of the General Counsel, to act as secretary for the meeting; however, no executive officer has any role in approving his or her own compensation, and neither our President and Chief Executive Officer nor any other Named Executive Officer is present during the portion of the meeting at which the Compensation Committee considers their compensation. The Compensation Committee regularly meets in executive session, without members of the management team present, when discussing and approving executive compensation.

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

When setting compensation, the Compensation Committee considers other factors in addition to market data, including:

•	individual performance;

•	impact on long-term stockholder value creation;

•	impact on development and execution of Company strategy;

•	experience and tenure in role;

•	retention;

•	trends and competitive factors impacting the labor market;

•	internal alignment;

•	the impact of macroeconomic conditions, inflationary pressures on the business and management’s actions to respond to the uncertain market in fiscal 2023; and

•	scope of responsibility.

The Compensation Committee, with the assistance of Meridian, developed and approved the following peer group for purposes of benchmarking the compensation levels of our Named Executive Officers relative to our peers and informing fiscal 2023 pay levels for our Named Executive Officers:

Beyond Meat, Inc.	Bridgford Foods Corporation
Calavo Growers, Inc.	Freshpet, Inc.
Hostess Brands, Inc.	J&J Snack Foods Corp.
John B Sanfilippo & Son, Inc.	MGP Ingredients, Inc.
NewAge, Inc.	SunOpta, Inc.
The Duckhorn Portfolio, Inc.	The Simply Good Foods Company
Utz Brands, Inc.	Vital Farms, Inc.
Whole Earth Brands, Inc.

The Compensation Committee evaluates our peer group annually and makes adjustments to this peer group when appropriate to reflect changes in relative size or operations of the Company or its peers, or to address changes resulting from mergers, acquisitions or other structural changes. As such, during fiscal 2023, the Compensation Committee made additional changes to the peer group set to remove larger companies and add smaller companies so that the group on the whole is closer in revenue size to Farmer Bros. Specifically, the Committee removed J&J Snack Foods Corp., Utz Brands, Inc., Hostess Brands, Inc., The Simply Good Foods Company, Calavo Growers, Inc. and John B. Sanfilippo & Son, Inc. as each of these had reported revenues greater than $1 billion at the time of the Committee’s review. The Compensation Committee then added The Vita Coco Company, Inc., BRC Inc., Vintage Wine Estates, Inc. and Village Farms International, Inc. as each had reported revenues closer to Farmer Bros. revenues at the time of the Committee’s review. These companies were used for benchmarking officer compensation for fiscal 2023 to inform fiscal 2024 pay decisions.

Fiscal 2023 Named Executive Officer Compensation Mix

In fiscal 2023, the Compensation Committee’s compensation decisions with respect to our Named Executive Officers, including the revisions to the LTI program for fiscal 2024, reflected strong alignment between pay and performance. We believe that our compensation programs were therefore also strongly aligned with the long-term interests of our stockholders.

The following charts illustrate, with respect to our President and Chief Executive Officer and our other Named Executive Officers as a group, the base salary, target short-term cash incentive compensation, and target long-term equity incentive compensation as a percentage of target total direct compensation for fiscal 2023. As shown below, a significant portion of Named Executive Officer target direct compensation is “at risk” variable compensation rather than fixed compensation, reflecting our philosophy of aligning Named Executive Officer compensation with performance generally and stockholder value creation specifically.

Key Elements of Fiscal 2023 Executive Compensation Program

Below are the key elements of the Company’s fiscal 2023 executive compensation program applicable to our Named Executive Officers.

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

Short-Term Cash Incentives

•       Annual cash incentives constitute variable “at risk” compensation, payable in cash based on Company-wide and individual performance. These awards are designed to reward achievement of annual financial objectives as well as near term strategic objectives that create momentum that is expected to foster the long-term success of the Company’s business.

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

Base Salary

Consistent with the established executive compensation philosophy and objectives described above, and utilizing the peer comparisons provided by Meridian, the Compensation Committee approved fiscal 2023 annual base salaries for the Named Executive Officers as shown in the table below.

Named Executive Officers	Fiscal 2023 Annual Base Salary(1)	Fiscal 2022 Annual Base Salary(1)	Annual Base Salary Percentage Change
D. Deverl Maserang II	714,000	680,000	5%
Scott R. Drake	463,500	450,000	3%
Amber D. Jefferson	336,000	320,000	5%
Jared G. Vitemb	315,000	300,000	5%
Ruben E. Inofuentes	360,500	350,000	3%
Maurice S. J. Moragne	372,725	355,000	5%

(1)            Annual base salary as of the end of the applicable fiscal year.

Short-Term Cash Incentives for Fiscal 2023

Fiscal 2023 awards were designed to place a significant portion of each Named Executive Officer’s annual cash compensation “at risk” and were designed to align the near-term focus of our Named Executive Officers with our business goals for the relevant period. Due to the longer term impacts of the COVID-19 pandemic on the restaurant industry specifically impacting our base business, the Company’s 2023 short-term incentive plan focused on achieving a minimum performance threshold for Company-wide financial results.

For the fiscal 2023 Short-Term Cash Incentive Program, the Compensation Committee used adjusted EBITDA as the relevant performance metric and set a minimum threshold for achievement (described below) which, if achieved, the Compensation Committee believed would reflect a meaningful level of Company profitability and would be aligned with our strategic plan to deliver long-term value to our stockholders. Generating EBITDA is critically important during this unprecedented time in the Company’s history which is why adjusted EBITDA was the primary performance metric for the fiscal 2023 annual cash incentive program and an important factor in the fiscal 2023 PBRSU awards.

The Company must remain in compliance with the financial covenants under the Company’s credit facility, and as such, the Compensation Committee believes it is important to incentivize management to drive adjusted EBITDA in excess of what is required under the Company’s credit facility, while ensuring that any payouts generated from adjusted EBITDA achievement are affordable and do not put the Company in a compromising cash situation. As such, the Compensation Committee determined that (i) any payouts above threshold adjusted EBITDA achievement levels would be discretionary and (ii) no Short-Term Incentive payments would be made to the extent that such payments would reduce the Company’s adjusted EBITDA below the level required by the financial covenants applicable to the Company at the time. The Committee has since changed the design as described above.

For this purpose, “adjusted EBITDA” was defined as net (loss) income excluding the impact of: (i) income taxes; (ii) interest expense; (iii) income from short-term investments; (iv) depreciation and amortization expense; (v) ESOP and share-based compensation expense; (vi) non-cash impairment losses; (vii) non-cash pension withdrawal expense; (viii) other similar non-cash expenses; (ix) restructuring and other transition expenses; (x) non-recurring stockholder-related expenses; (xi) acquisition costs (and related revenues only during the same fiscal year); (xii) capital issuance expenses; (xiii) out of period external legal expenses; (xiv) business segment disposition expenses (and exclusion of related gain on sales); (xv) net gain or loss on sale of assets other than M&A or business segment disposition; and (xvi) non-recurring and/or extraordinary expenses.

In fiscal 2023, our Named Executive Officers received no short term incentive awards as the Company did not achieve its threshold adjusted EBTIDA goal.

The following table shows such achievement compared to Company-wide performance threshold for fiscal 2023.

Metric	Adjusted EBITDA Target		Threshold Goal		Actual Achievement		Actual Achievement Compared to Target Performance	Payout for Fiscal 2023 Company- wide Performance
Adjusted EBITDA	$22	M	$16.5	M	$(14.2	)M	0%	0%

The following table shows such target achievement compared to actual earned short-term cash incentive for fiscal 2023.

Named Executive Officers	Fiscal 2023 Target Short Term Cash Incentive	Fiscal 2023 Target Short Term Earned Cash Incentive
D. Deverl Maserang II	$714,000	$0
Scott R. Drake	$347,625	$0
Amber D. Jefferson	$201,600	$0
Jared G. Vitemb	$189,000	$0
Ruben E. Inofuentes	$216,300	$0
Maurice S. J. Moragne	$223,650	$0

Long-Term Incentive Compensation

Awards

The fiscal 2023 long-term incentives were designed to be competitive with market and directly align our incentives with our long-term business priorities and compensation outcomes to Company performance and shareholder interests. The Compensation Committee believes that the fiscal 2023 long-term incentive program facilitates strong pay for performance alignment in that the RSUs only appreciate in value to the extent that the stock price appreciates, and the PBRSUs only vest to the extent that the performance goals are achieved, placing the emphasis on stock price and stockholder alignment on internal Company performance and business strategy. The Compensation Committee also believes that long-term incentives serve as a retention tool for key executives, which is particularly important in this competitive market for talent. In addition, the Compensation Committee has continued to revise the LTI program for fiscal 2024, including revising the PBRSU measure to include ROIC based on a cumulative three year performance. These changes have been made to improve the structure of the program moving forward to better align with shareholder interests.

Our practice historically has been to grant annual normal-cycle long-term incentive awards generally in the second quarter of the fiscal year, with interim grants for new hires and promotions after the annual grant date being made on the first day of the calendar month following the hire or promotion, as applicable.

Fiscal 2023 Awards

Restricted Stock Units

In fiscal 2023, the RSUs granted to each of our Named Executive Officers under the 2017 Plan, other than Mr. Vitemb, vest ratably over three years, with one-third of the total number of shares subject to each such RSUs vesting on each of the first three anniversaries of the grant date, contingent on continued employment. Mr. Vitemb was not a Named Executive Officer at the time the 2023 LTI grants were made; consequently, his grants consisted of 50% time-based RSUs and 50% performance-based RSUs.

Performance-Based Restricted Stock Units

In fiscal 2023, the PBRSUs granted to our Named Executive Officers under the 2017 Plan cliff vest at the end of the three-year performance period based upon achievement of adjusted EBITDA (as defined above for purposes of fiscal 2023 cash incentive) performance goals for the performance period July 1, 2022 through June 30, 2025. During this unprecedented period of uncertainty and challenging operating environment for Farmer Bros., generating EBITDA is critically important to our success, including our ability to meet financing covenants, create shareholder value and afford incentive compensation to attract and retain key talent in a highly competitive labor market. As such, adjusted EBITDA is the featured performance metric for both our short- and long-term incentive plans. The Compensation Committee continuously evaluates alternative incentive plan performance metrics and expects that the use of the same metric in both short- and long-term plans was only a temporary practice. As described above, for fiscal 2024 the Company will use separate metrics for short- and long-term incentive goals and expects to continue this practice going forward. For the fiscal 2023 awards, adjusted EBITDA targets for each year of the performance period are set independently at the beginning of the year due to the rapidly changing realities of our business during the pandemic and the inflationary environment that followed. This preserves the incentive of pay-for-performance by making the targets challenging but achievable based on the business environment for the applicable performance year. For fiscal 2024, the Company will use cumulative three year performance periods and expects to continue that practice going forward.

For fiscal 2023, performance against adjusted EBITDA targets for each year will determine a payout factor for that year which can range from 0% to 150% of target. At the end of the 3-year performance period, the average payout factor for each of the three one-year adjusted EBITDA measurement periods will be calculated. This three-year average payout factor for adjusted EBITDA performance is then subject to modification based on Farmer Bros. three-year TSR (the “three-year TSR modifier”) which is applied to the preliminary payout factor determined by the EBITDA target to determine a final payout factor between 0% and 225% of target for the full 3-year measurement period for PBRSUs. No PBRSUs can be earned or paid prior to the conclusion of the full three-year measurement period when the final full three-year achievement is determined.

Our performance goals for adjusted EBITDA are based on business forecasts and relevant expectations reflecting our strategic plans and aspirations to grow our business. The Compensation Committee has historically established aggressive, yet achievable performance goals intended to motivate the Company’s executive officers to achieve internal goals and results that will benefit the Company’s stockholders, while maintaining strong alignment between pay and performance. With the limited number of shares available for issuance under the 2017 Plan, this annual as opposed to three-year target setting preserves the incentive of equity awards. Actual achievement of the three-year performance goals for the PBRSU awards granted in fiscal 2023 will be reflected in our proxy statement that reports the payouts at the end of the three-year performance period.

The PBRSUs that were granted to Messrs. Maserang and Drake for the performance period spanning July 1, 2020-June 30, 2023 were certified by the Compensation Committee in September 2023. The performance metrics yielded an award of approximately 0.533 shares of common stock for each PBRSU granted to Messrs. Maserang and Drake, or 123,453 and 11,207 shares of common stock, respectively. More specifically, 67% of the total EBITDA target for the PBRSUs was used, but this was reduced by 20% because of the TSR modifier.

Employment and Change in Control Severance Agreements

The Company is party to an Employment Agreement, dated September 6, 2019, with its former President and Chief Executive Officer, Deverl Maserang (the “Maserang Employment Agreement”), as well as severance agreements with each of the Named Executive Officers other than Messrs. Maserang, Moragne and Inofuentes. During fiscal 2023, but following the departure of Messrs. Moragne and Inofuentes, the Company adopted and approved certain revisions to the form of severance agreement for executive officers, and on June 30, 2023, entered into new severance agreements with each Named Executive Officer, other than Messrs. Maserang, Moragne and Inofuentes, on such form (each, a “Severance Agreement” and collectively, the “Severance Agreements”). The Severance Agreements superseded and replaced the prior change in control severance agreement in place between the Company and the related Named Executive Officer, effective as of June 30, 2023. A detailed description of the severance benefits each Named Executive Officer is due to receive based on their Employment Agreement and/or Severance Agreement is set forth below under the heading “Named Executive Officer Compensation-Potential Payments Upon Termination or Change in Control.”

These agreements were entered into, and continue in effect, to achieve the following objectives: (a) assure the Named Executive Officers’ full attention and dedication to the Company, free from distractions caused by personal uncertainties and risks related to a pending or threatened change in control; (b) assure the Named Executive Officers’ objectivity with respect to stockholders’ interests in a change in control scenario; (c) assure the fair treatment of the Named Executive Officers in the event of a termination without cause or resignation for good reason following a following a change in control; (d) formalize the Company’s historic severance practices in the event of a termination without cause or resignation with good reason outside of a change in control; and (e) attract and retain key talent during uncertain times. The agreements are structured so that payments and benefits are provided if there is a qualifying termination of employment (“single trigger”), either by us (other than for “Cause,” disability or death), or by the Named Executive Officer in connection with a resignation for “Good Reason” (as each term is defined in the Severance Agreements or the Maserang Employment Agreement, as applicable).

Retirement and Welfare Benefits

The Named Executive Officers receive the same welfare benefits as those received by our employees generally, including medical, dental, life, disability and accident insurance.

The Named Executive Officers are eligible on the same basis as our employees generally to participate in the Company’s 401(k) plan. The value of the Named Executive Officers’ 401(k) balances depends solely on the performance of investment alternatives selected by the applicable Named Executive Officer from among the alternatives offered to all participants. All investment options in the 401(k) are market-based, meaning there are no “above-market” or guaranteed rates of return.

The Company match is currently made in Company stock to help the Company manage its cash position as it emerges from the impacts of COVID-19. Through our shareholder outreach program, we learned that many of our shareholders are concerned about dilution. So, effective January 1, 2023, we eliminated the 4% non-elective contribution and changed the Company match to 100% of the first 3% each eligible employee contributes plus 50% on the next 2% they contribute. This model will allow the Company to take advantage of the “safe harbor” provisions of the regulations applicable to its 401(k) and remain competitive in a challenging labor market, while reducing the dilutive effects of the match.

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

Clawback Policy on Executive Compensation in Restatement Situations

In August 2023, for purposes of compliance with Section 10D of the Exchange Act and the Nasdaq listing standards, the Compensation Committee approved the Company’s Amended and Restated Policy on Executive Compensation in Restatement Situations (the “Clawback Policy”). The Clawback Policy provides that, in the event the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the federal securities laws, the Company will recover (on a pre-tax basis) the amount of incentive-based compensation received by its current and former executive officers in excess of the amount of incentive-based compensation that would have been received had it been determined based on the restated amount, subject to limited exceptions.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
D. Deverl Maserang II(1)	2023	704,846	-	1,499,994	-	-	9,900	2,214,740
Former Principal Executive Officer	2022	676,154	-	2,006,755	-	598,400	20,900	3,292,209
	2021	615,574	-	1,899,995	-	660,000	11,114	3,186,683
Scott R. Drake(2)	2023	459,865	-	449,997	-	-	13,908	923,770
Former Principal Financial Officer	2022	397,500	-	712,160	-	297,000	19,119	1,425,779
	2021	349,758	-	344,989	-	281,250	14,226	990,223
Amber D. Jefferson(3)	2023	331,692	-	224,998	-	-	15,176	571,866
Chief Human Resources Officer	2022	221,538	-	249,996	-	168,960	10,359	650,853
Jared G. Vitemb(4) Vice President, General Counsel, Secretary and Chief Compliance Officer	2023	310,961	-	224,998	-	-	16,759	552,718
Maurice S.J. Moragne(5)	2023	283,078	-	299,994	-	-	204,074	787,146
Former Chief Sales Officer	2022	352,115	-	267,567	-	170,400	20,606	810,688
	2021	340,000	-	289,986	74,998	204,000	10,994	844,980
Ruben E. Inofuentes(6)	2023	281,795	-	274,995	-	-	109,242	666,032
Former Chief Supply Chain Officer	2022	348,077	-	245,266	-	159,600	20,675	773,618
	2021	317,114	-	359,992	-	204,000	11,248	892,354

(1)	Mr. Maserang joined as our President and Chief Executive Officer effective September 13, 2019. On September 30, 2023, Mr. Maserang was terminated without cause, and he ceased to serve as President and Chief Executive Officer of the Company. On October 1, 2023, the Company appointed John E. Moore III to serve as interim Chief Executive Officer of the Company.

(2)	Mr. Drake joined as our Chief Financial Officer effective March 23, 2020. On October 1, 2023, Mr. Drake was terminated without cause, and he ceased to serve as Chief Financial Officer of the Company. On October 1, 2023, the Company appointed Brad Bollner to serve as interim Chief Financial Officer of the Company.

(3)	Ms. Jefferson joined as our Chief Human Resources Officer effective October 11, 2021.

(4)	Mr. Vitemb joined as our Vice President, General Counsel, Secretary and Chief Compliance Officer effective March 2022. Mr. Vitemb was not an NEO in fiscal 2022.

(5)	Mr. Moragne joined as our Chief Sales Officer effective June 8, 2020, and served in such role until his separation from the Company effective February 17, 2023. Given Mr. Moragne’s departure from the Company during fiscal 2023, Mr. Moragne’s compensation amounts are reflective of partial year service.

(6)	Mr. Inofuentes joined as our Chief Supply Chain Officer effective November 15, 2019, and served in such role until his separation from the Company effective February 17, 2023. Given Mr. Inofuentes’ departure from the Company during fiscal 2023, Mr. Inofuentes’ compensation amounts are reflective of partial year service.

Salary (Column C)

The amounts reported in column C represent base salaries earned by each of the Named Executive Officers for the fiscal year indicated, prorated based on applicable start dates during the fiscal year or the dates of resignation or termination. The amounts shown include amounts contributed by the employee to the Company’s 401(k) Plan.

Bonus (Column D)

This column reflects that no cash-based bonus payments outside of an incentive plan were made during the fiscal years set forth. All non-equity incentive plan compensation for services performed during the fiscal year by the Named Executive Officers under the 2017 Plan is shown in column G.

Stock Awards (Column E)

The amounts in column E for fiscal 2021 represent the aggregate grant date fair value of the PBRSU award received by each of Mr. Maserang and Mr. Inofuentes in connection with the commencement of their respective employment in fiscal 2021. The amounts in column E for fiscal 2022 include the aggregate grant date fair value of the annual PBRSU awards received by each of Messrs. Maserang, Drake, Inofuentes, and Moragne and the annual RSU awards received by each of Messrs. Maserang, Drake, Inofuentes and Moragne. The amounts in column E for fiscal 2023 include the aggregate grant date fair value of the annual PBRSU awards received by each of Messrs. Maserang, Drake, Inofuentes and Moragne and Ms. Jefferson, the annual RSU awards received by each of Messrs. Maserang, Drake, Vitemb, Inofuentes and Moragne and Ms. Jefferson and the annual CSRSU award received by Mr. Vitemb. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 14 to our audited consolidated financial statements for the fiscal year ended June 30, 2023 included in our 2023 Form 10-K, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any forfeitures relating to service-based (time-based) vesting conditions.

For annual PBRSU awards in each of fiscal 2023, fiscal 2022 and fiscal 2021, we have reported the fair value of the award based upon the probable satisfaction of the performance conditions as of the grant date. The maximum aggregate grant date fair value that would have been received if the highest level of performance was achieved in fiscal 2021 would have been $1,709,998 for Mr. Maserang, $155,246 for Mr. Drake, $161,998 for Mr. Inofuentes, and $96,744 for Mr. Moragne. The maximum aggregate grant date fair value that would have been received if the highest level of performance was achieved in fiscal 2022 would have been $1,505,077 for Mr. Maserang, $187,297 for Mr. Drake, $147,166 for Mr. Inofuentes, and $160,540 for Mr. Moragne. The maximum aggregate grant date fair value that would have been received if the highest level of performance was achieved in fiscal 2023 would have been $1,687,492 for Mr. Maserang, $520,607 for Mr. Drake, $309,369 for Mr. Inofuentes, $337,493 for Mr. Moragne and $253,124 for Ms. Jefferson. These amounts do not reflect the Company’s expense for accounting purposes for these awards, and do not represent the actual value that may be realized by the Named Executive Officers. For further information on these awards, see the Grants of Plan-Based Awards Table and Outstanding Equity Awards at Fiscal Year-End Table in this Amendment.

Option Awards (Column F)

The amounts reported in column F represent the aggregate grant date fair value of stock option awards computed in accordance with FASB ASC Topic 718. The stock option awards granted in fiscal 2021 reflects awards received by Mr. Moragne in connection with commencement of his employment. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 13 to our audited consolidated financial statements for the fiscal year ended June 30, 2023 included in our 2023 Form 10-K, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any risk of forfeiture relating to service-based (time-based) vesting conditions. For further information on these awards, see the Grants of Plan-Based Awards Table and Outstanding Equity Awards at Fiscal Year-End Table in this Amendment.

Non-Equity Incentive Plan Compensation (Column G)

The amounts reported in column G represent the aggregate dollar value of the annual incentives earned by the Named Executive Officers under the 2017 Plan for fiscal 2022 and 2021 under the short-term incentive plan for the relevant fiscal year. As a result of the Company’s failure to achieve threshold levels of performance in fiscal 2023, no payouts are reported for any of the Named Executive Officers during that period. In accordance with SEC rules, the actual annual incentive amounts earned by the Named Executive Officers are reflected in the Summary Compensation Table in the fiscal year earned, even though these annual incentive amounts are paid in the subsequent fiscal year.

As a result of the Company’s failure to achieve threshold levels of performance in fiscal 2021, no payouts are reported for any of the Named Executive Officers during that period.

All Other Compensation (Column H)

The amounts reported in column H include the following:

All Other Compensation(1)
Name	Year	Company Contributions to 401(k) Plan ($)(2)	Relocation Expense ($)(3)	Payments Under Severance Agreements
D. Deverl Maserang IIr	2023	9,900	-	-
Formerp Principal Executive Office	2022	20,900	-	-
	2021	11,114	-	-
Scott R. Drake	2023	13,908	-	-
Former Principal Financial Officer	2022	19,119	-	-
	2021	14,226	-	-
Amber D. Jeffersonr	2023	15,176	-	-
Chief Human Resources Office	2022	10,359	-	-
Jared G. Vitemb Vice President, General Counsel, Secretary and Chief Compliance Officer	2023	16,759	-	-
Maurice S.J. Moragne	2023	11,922	91,796	100,356
Former Chief Sales Officer	2022	20,606	-	-
	2021	10,994	-	-
Ruben E. Inofuentes	2023	12,184	-	97,058
Former Chief Supply Chain Officer	2022	20,675	-	-
	2021	11,248	-	-

(1)	Except as set forth in the table, the total value of all perquisites and other personal benefits received by each of our Named Executive Officers did not exceed $10,000 in fiscal 2023 and has been excluded from the table.

(2)	Represents the Company’s contribution under the 401(k) including the Company matching contribution and the Qualified Non-elective Contribution (QNEC). Company contributions (and any earnings thereon) are 100% vested. The QNEC contributions are given in Company Common Stock.

(3)	The figure presented in this column for Mr. Moragne reflects relocations expenses paid on behalf of the Company in connection with Mr. Moragne’s move from North Carolina to Texas.

Total Compensation (Column I)

The amounts reported in column I are the sum of columns C through H for each of the Named Executive Officers.

Fiscal 2023 Grants of Plan-Based Awards

The following table sets forth, for each of our Named Executive Officers, the plan-based awards granted to each of our Named Executive Officers during fiscal 2023.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards Number of Shares of:	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)(3)	Target ($)(3)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
D. Deverl Maserang II Former Principal Executive Officer	11/1/2022	-	-	-	-	-	-	117,187	-	-	749,997
	11/1/2022	-	-	-	0	117,187	263,370	-	-	-	749,997
Scott R. Drake Former Principal Financial Officer	11/1/2022	-	-	-	-	-	-	35,156	-	-	224,998
	11/1/2022	-	-	-	0	35,156	81,344	-	-	-	224,998
Amber D. Jefferson Chief Human Resources Officer	11/1/2022	-	-	-	-	-	-	17,578	-	-	112,499
	11/1/2022	-	-	-	0	17,578	39,550	-	-	-	112,499
Jared G. Vitemb Vice President, General Counsel, Secretary and Chief Compliance Officer	11/1/2022	-	-	-	-	-	-	17,578	-	-	112,499
	11/1/2022	-	-	-	-	-	-	17,578	-	-	112,499
Maurice S.J. Moragne Former Chief Sales Officer	11/1/2022	-	-	-	-	-	-	23,437	-	-	149,997
	11/1/2022	-	-	-	0	23,437	52,733	-	-	-	149,997
Ruben E. Inofuentes Former Chief Supply Chain Officer	11/1/2022	-	-	-	-	-	-	21,484	-	-	137,498
	11/1/2022	-	-	-	0	21,484	48,338	-	-	-	137,498

(1)	Represents PBRSU awards granted to our Named Executive Officers in fiscal 2023 which cliff vest based upon achievement of adjusted EBITDA performance goals and TSR for the performance period of July 1, 2022 through June 30, 2025. Each year, performance targets for adjusted EBITDA will be established, performance in each of those years will create a bank of shares between 0% to 150% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of the performance goals. At the end of the three-year performance period a TSR modifier is applied which can increase or decrease the cumulative number of shares earned based on adjusted EBITDA by as much as 50%. All shares, including banked shares will be forfeited if the executive voluntarily leaves the Company prior to the end of the performance period. With the exception of Ms. Jefferson, all of these grants have been forfeited as of the date of filing and no shares will vest for Messrs. Maserang, Drake, Moragne, and Inofuentes

(2)	Reflects the grant date fair value of restricted stock and PBRSU awards computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 14 to our audited consolidated financial statements for the fiscal year ended June 30, 2023, included in our 2023 Form 10-K, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any risk of forfeiture relating to service-based (time-based) vesting conditions. The amount reported for PBRSU awards is based upon the probable satisfaction of the performance conditions as of the grant date.

(3)	Represents annual cash incentive opportunities under the Short-Term Cash Incentive Program based on the Company’s achievement of certain metrics, as determined by the Compensation Committee. Our Named Executive Officers received a cash payout at Target under the Short-Term Cash Incentive Program in fiscal 2023, based on the Compensation Committee’s discretion once threshold performance was achieved. Annual cash incentive awards earned by our Named Executive Officers for performance in respect of a fiscal year are paid during the subsequent fiscal year. Such earned awards are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards at June 30, 2023 granted to each of our Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
D. Deverl Maserang II Former Principal Executive Officer	223,713	-	-	$13.13	9/13/2026	-	-	-	-
	-	-	-	-	-	-	-	231,707	641,828
	-	-	-	-	-	-	-	112,613	311,938
	-	-	-	-	-	-	-	117,187	324,608
	-	-	-	-	-	52,515	145,467	-	-
	-	-	-	-	-	75,075	207,958	-	-
	-	-	-	-	-	117,187	324,608	-	-
Scott R. Drake Former Principal Financial Officer	88,495	-	-	$6.72	4/01/2027	-	-	-	-
	-	-	-	-	-	-	-	21,036	58,270
	-	-	-	-	-	-	-	14,014	38,819
	-	-	-	-	-	-	-	35,156	97,382
	-	-	-	-	-	9,536	26,415	-	-
	-	-	-	-	-	6,671	18,479	-	-
	-	-	-	-	-	14,014	38,819	-	-
	-	-	-	-	-	36,765	101,590	-	-
	-	-	-	-	-	35,156	97,382	-	-
Amber D. Jefferson Chief Human Resources Officer	-	-	-	-	-	-	-	17,578	48,691
	-	-	-	-	-	32,581	90,249	-	-
	-	-	-	-	-	17,578	48,691	-	-
Jared G. Vitemb Vice President, General Counsel, Secretary and Chief Compliance Officer	-	-	-	-	-	31,034	85,964	-	-
	-	-	-	-	-	17,578	48,691	-	-
	-	-	-	-	-	17,578	48,691	-	-
Maurice S.J. Moragne(5) Former Chief Sales Officer	-	-	-	-	-	-	-	-	-
Ruben E. Inofuentes(6) Former Chief Supply Chain Officer	-	-	-	-	-	-	-	-	-

(1)	Stock options vest in equal ratable installments on each of the first three anniversaries of the date of grant, contingent on continued employment through the applicable vesting date, and subject to accelerated vesting in certain circumstances.

(2)	Restricted stock units vest in equal ratable installments on each of the first three anniversaries of the date of grant, contingent on continued employment through the applicable vesting date, and subject to accelerated vesting in certain circumstances.

(3)	The market value was calculated by multiplying the closing price of our Common Stock on June 30, 2023 ($2.77) by the number of shares of Common Stock underlying the unvested restricted stock or PBRSUs.

(4)	PBRSU awards cliff vest following the expiration of the three-year performance period upon the certification by the Compensation Committee of the Company’s achievement of performance goals for the three-year performance, subject to certain continued employment conditions and subject to the acceleration provisions of the 2017 Plan and restricted stock unit award agreement. At the end of the three-year performance period, the number of PBRSUs that actually vest will be 0% to 200% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those performance goals measured over the full three-year performance period, with payouts for performance between threshold and target, and between target and maximum determined by reference to a matrix established by the Compensation Committee. The target number of PBRSUs is presented in the table.

(5)	Mr. Inofuentes forfeited all then-unvested equity awards upon his separation from the Company in February 2023.

(6)	Mr. Moragne forfeited all then-unvested equity awards upon his separation from the Company in February 2023.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
D. Deverl Maserang II Former Principal Executive Officer	-	-	213,505	642,370
Scott R. Drake Former Principal Financial Officer	-	-	71,183	240,727
Amber D. Jefferson Chief Human Resources Officer	-	-	-	-
Jared G. Vitemb Vice President, General Counsel, Secretary and Chief Compliance Officer	-	-	-	-
Maurice S.J. Moragne Former Chief Sales Officer	-	-	14,103	71,069
Ruben E. Inofuentes Former Chief Supply Chain Officer	-	-	30,793	155,658

Pension Benefits

None of our Named Executive Officers are entitled to payments or other benefits at, following, or in connection with retirement.

Change in Control and Termination Arrangements

The Company previously entered into change in control severance agreements with each of the Named Executive Officers other than Mr. Maserang. On June 30, 2023, Mr. Drake, Mr. Vitemb, Ms. Jefferson and certain other key executives other than Mr. Maserang (each, an “Executive”) entered into Severance Agreements with the Company on the revised form approved by the Compensation Committee, each of which superseded and replaced the prior change in control severance agreement in place between the Company and the related Executive, effective as of June 30, 2023.

The severance obligations payable to Mr. Maserang are set forth in the Maserang Employment Agreement and that certain Change in Control Severance Agreement with the Company, dated September 6, 2019 (the “Maserang CIC Agreement”), each as further described below.

In connection with their separations from the Company, (i) on March 23, 2023, Mr. Inofuentes entered into a General Release and Separation Agreement with the Company (the “Inofuentes Separation Agreement”), which superseded and replaced his prior Change in Control Severance Agreement with the Company and (ii) on March 25, 2023, Mr. Moragne entered into a General Release and Separation Agreement with the Company (the “Moragne Separation Agreement”), which superseded and replaced his prior Change in Control Severance Agreement with the Company. The severance payments and benefits received by Messrs. Moragne and Inofuentes in connection with their respective terminations are set forth below.

Severance Agreements

Under the Severance Agreements, if an Executive is terminated other than for “Cause” (as defined below) or resigns for “Good Reason” (as defined below) (each, a “Qualifying Termination”), in each case during the period beginning on the effective date of a “Change in Control” (as defined below) and ending on the first anniversary of such date (such period, the “Change in Control Period”), then such Executive will be eligible to receive the following severance benefits (less applicable tax withholdings), as further described in and payable pursuant to the terms of the related Severance Agreement:

●	Accrued benefits, including earned but unpaid salary, bonus payment for the previous fiscal year (if any), vacation time and reimbursements, payable in a lump sum on the first regular pay date following the Executive’s separation from service;

●	A payment of an amount equal to two (2) times the sum of base salary and the amount the executive would pay on an annual basis for COBRA, payable in a lump sum within the fifteen (15) day period following the Qualifying Termination;

●	A lump sum payment equal to a pro-rated portion of target bonus, payable in a lump sum within the fifteen (15) day period following the Qualifying Termination; and

●	Up to $20,000 in outplacement services.

If an Executive experiences a Qualifying Termination outside of the Change in Control Period, then such Executive will be eligible to receive the following severance benefits (less applicable tax withholdings), as further described in and payable pursuant to the terms of the related Severance Agreement:

●	Accrued benefits, including earned but unpaid salary, bonus payment for the previous fiscal year (if any), vacation time and reimbursements, payable in a lump sum payment on the first regular pay date following the Executive’s separation from service, subject to the limitations described in the related Severance Agreement;

●	An amount equal to the sum of base salary and the amount the executive would pay on an annual basis for COBRA, payable in regular bi-weekly installments on the Company’s regular pay dates, commencing on the first regular pay date following the Executive’s separation from service; and

●	A payment equal to a pro-rated portion of annual bonus based on actual performance, payable on the date such payments are made to similarly situated employees, but in no event later than September 15 of the year following such Executive’s separation from service.

To receive the severance benefits above upon a Qualifying Termination, the Executive must sign and not revoke a general release of claims in favor of the Company by the deadline set forth in the related Severance Agreement.

In addition, if an Executive experiences a separation from service on account of death or disability, then such Executive or such Executive’s estate, as applicable, will be eligible to receive the following severance benefits (less applicable tax withholdings), as further described in and payable pursuant to the terms of the related Severance Agreement:

●	Accrued benefits, including earned but unpaid salary, bonus payment for the previous fiscal year (if any), vacation time and reimbursements, payable in a lump sum payment on the sixtieth (60th) calendar day following the Executive’s separation from service; and

●	A payment in an amount equal to twelve times the monthly cost for COBRA, payable in a lump sum payment on the sixtieth (60th) calendar day following the Executive’s separation from service.

If any of the payments provided for under the Severance Agreements or otherwise payable to any Executive would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the related excise tax under Section 4999 of the Internal Revenue Code, then such Executive will be entitled to receive either full payment of benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to such Executive.

The Severance Agreements each have a one-year term and provide for automatic renewal for additional one-year periods thereafter, unless the Company or the related Executive provides notice of non-renewal to the other party.

For purposes of the Severance Agreements:

●	A “Change in Control” generally will be deemed to have occurred at any of the following times:

o	Upon the acquisition by any person, entity or group of beneficial ownership of 50% or more of either the then-outstanding Common Stock or the combined voting power of the Company’s then-outstanding securities entitled to vote generally in the election of directors;

o	Upon the approval of the stockholders of the Company of a reorganization, merger, consolidation, complete liquidation, or dissolution of the Company, the sale or disposition of all or substantially all of the assets of the Company or any similar corporate transaction (other than any transaction with respect to which persons who were the stockholders of the Company immediately prior to such transaction continue to hold shares of Common Stock representing at least 50% of the outstanding Common Stock of the Company or such surviving entity or parent or affiliate thereof immediately after such transaction); or

o	At the time individuals who were members of the Board at the effective time of the Severance Agreement (or whose election, or nomination for election, was approved by a vote of at least a majority of the members of the Board at the effective time of the Severance Agreement, but excluding any such individual whose initial election or assumption of office occurs as a result of either an actual or threatened election contest) cease for any reason to constitute at least a majority of the Board.

●	“Cause” means (a) the willful and continued failure of the executive to perform the executive’s material job duties with the Company and/or its subsidiaries (other than any such failure resulting from becoming disabled), after a written demand for substantial performance is delivered to the executive by the Company which specifically identifies the manner in which the Company believes that the executive has not substantially performed the executive’s duties and the executive has had an opportunity for thirty (30) days to cure such failure after receipt of such written demand; (b) engaging in an act (whether by act or omission) of willful misconduct, fraud, embezzlement, misappropriation or theft which results in damage to the Company and/or its subsidiaries; (c) conviction of the executive of, or the executive pleading guilty or nolo contendere to, a felony (other than a violation of a motor vehicle or moving violation law) or a misdemeanor if such misdemeanor (A) is reasonably expected to or actually causes material damage to the Company and/or its subsidiaries; or (B) involves the commission of a criminal act against the Company and/or its subsidiaries; or (d) the breach by the executive of any material provision of, or inaccuracy in any material respect of any representation made by the executive in, the Company’s policies or any agreement to which the executive is party with the Company or its affiliates, that is not cured within thirty (30) days of written notice from the Company setting forth with reasonable particularity such breach or inaccuracy, provided that, if such breach or inaccuracy is not capable of being cured within 30 days after receipt of such notice, the executive shall not be entitled to such cure period.

●	“Good Reason” means, without the executive’s consent: (a) a material reduction in the executive’s base salary, other than pursuant to a reduction applicable to all executives or employees of the Company generally; (b) a move of the executive’s primary place of work more than fifty (50) miles from its current location; or (c) a material diminution in the executive’s normal duties and responsibilities, including, but not limited to, the assignment without the executive’s consent of any diminished duties and responsibilities which are inconsistent with the executive’s positions, duties and responsibilities with the Company and/or its subsidiaries on the date of the Severance Agreement, or a materially adverse change in the executive’s reporting responsibilities or titles as in effect on the date of the Severance Agreement, or any removal of the executive from or any failure to re-elect the executive to any of such positions, except in connection with the termination of the executive’s employment for Cause or upon death, the executive becoming disabled, voluntary resignation or other termination of employment by the executive without Good Reason; provided that, in each case, the executive must provide at least thirty (30) days’ prior written notice of termination for Good Reason within thirty (30) days after the occurrence of the event that the executive claims constitutes Good Reason, and the Company shall have the opportunity to cure such circumstances within thirty (30) days of receipt of such notice. For the avoidance of doubt, Good Reason shall not exist hereunder unless and until the 30-day cure period following receipt by the Company of the executive’s written notice expires and the Company shall not have cured such circumstances, and in such case the executive’s employment shall terminate for Good Reason on the day following expiration of such 30-day notice period.

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

Maserang Employment Agreement

Under the Maserang Employment Agreement, Mr. Maserang is eligible to receive severance payments in the event of his termination without Cause (as defined in the Maserang Employment Agreement) or resignation with Good Reason (as defined in the Maserang Employment Agreement), whether or not in connection with a change in control. Upon the occurrence of either of the aforementioned events, contingent upon the execution and non-revocation of a general release of claims in favor of the Company by Mr. Maserang by the deadline set forth in the Maserang Employment Agreement, Mr. Maserang would be eligible to receive the following severance benefits (less applicable tax withholdings), as further described in and payable pursuant to the terms of the Maserang Employment Agreement:

●	The sum of his base salary then in effect and his target annual bonus for the fiscal year in which his separation from service occurs, payable in equal installments for a period of twelve (12) months;

●	Partially Company-paid COBRA coverage under the Company’s health plan for himself and his spouse for a period of twelve (12) months following his separation from service;

●	An annual bonus for the fiscal year in which his separation from service occurs, based on actual achievement against the Performance Criteria (as defined in the Maserang Employment Agreement), prorated for the period that Mr. Maserang was employed during the relevant fiscal year; and

●	If such termination occurs after the end of the fiscal year, but before any bonus for the fiscal year is paid, then the payment of any such earned bonus.

Maserang Change in Control Severance Agreement

Pursuant to the Maserang CIC Agreement, in the event (i) a Change in Control occurs and Mr. Maserang’s employment is terminated for reasons other than for Cause (as defined in the Maserang CIC Agreement), disability or death, or Mr. Maserang resigns for Good Reason (as defined in the Maserang CIC Agreement) or (ii) a Threatened Change in Control (as defined below) occurs and Mr. Maserang’s employment is terminated for reasons other than for Cause (as defined in the Maserang CIC Agreement), disability or death, or Mr. Maserang resigns for Good Reason (as defined in the Maserang CIC Agreement) during the Threatened Change in Control Period (as defined below), Mr. Maserang would be eligible to receive the following severance benefits (less applicable tax withholdings), as further described in and payable pursuant to the terms of the Maserang Employment Agreement:

●	An amount equal to two (2) times the sum of his base salary and an amount equal to his target bonus for the fiscal year in which the date of termination occurs, payable in a lump sum within thirty (30) days after his separation from service;

●	A payment equal to one hundred percent (100%) of his target bonus for the fiscal year in which the date of termination occurs, prorated for the period that he was employed during such fiscal year, such payment to be made in a lump sum within thirty (30) days after the end of the Company’s fiscal year in which the date of his termination occurs;

●	Continuation, for the twenty-four (24) month period following his date of termination, of the health, dental, and life insurance benefits coverage provided to Mr. Maserang at his date of termination, unless Mr. Maserang commences employment prior to the end of the twenty four (24) month period and qualifies for substantially equivalent insurance benefits with his new employer, in which case, such insurance coverages shall end on the date of qualification; and

●	Up to $25,000 in outplacement services.

For purposes of the Maserang CIC Agreement, a “Threatened Change in Control” means any bona fide pending tender offer for any class of the Company’s outstanding shares, or any pending bona fide offer to acquire the Company by merger or consolidation, or any other pending action or plan to effect, or which would lead to, a Change in Control of the Company as determined by the Board as composed on the effective date of the Maserang CIC Agreement. The “Threatened Change in Control Period” means the period commencing on the first day the actions described in the preceding sentence become manifest and shall end when such actions are abandoned or the Change in Control occurs.

Inofuentes Separation Agreement

On February 17, 2023 (“Inofuentes Separation Date”), Mr. Inofuentes’ employment with the Company was terminated without cause. In connection with Mr. Inofuentes’ termination, the Company and Mr. Inofuentes entered into the Inofuentes Separation Agreement, pursuant to which the Company agreed to pay Mr. Inofuentes fifty-two (52) weeks of severance pay, equal to his base salary (an aggregate amount of $360,500, less applicable tax withholdings), paid in bi-weekly installments on the Company’s regular pay dates, commencing on the first regular pay date after the Inofuentes Separation Date that is at least eight (8) days after the date of the Inofuentes Separation Agreement. The Inofuentes Separation Agreement also contains a general release of claims from Mr. Inofuentes, as well as other customary provisions.

Moragne Separation Agreement

On February 17, 2023 (“Moragne Separation Date”), Mr. Moragne’s employment with the Company was terminated without cause. In connection with Mr. Moragne’s termination, the Company and Mr. Moragne entered into the Moragne Separation Agreement, pursuant to which the Company agreed to pay Mr. Moragne fifty-two (52) weeks of severance pay, equal to his base salary (an aggregate amount of $372,750, less applicable tax withholdings), paid in bi-weekly installments on the Company’s regular pay dates, commencing on the first regular pay date after the Moragne Separation Date that is at least eight (8) days after the date of the Moragne Separation Agreement. The Moragne Separation Agreement also contains a general release of claims from Mr. Moragne, as well as other customary provisions.

Potential Payments Upon Termination or Change in Control

The following table sets forth the estimated payments and benefits that would be provided to our Named Executive Officers upon termination or a change in control, assuming the trigger event took place on June 30, 2023, except for Messrs. Moragne and Inofuentes, for whom the table reports what Messrs. Inofuentes and Moragne received in connection with their respective departures from the Company on February 17, 2023. The estimated payments and benefits that may have been provided to Messrs. Drake and Maserang in the event a termination or change in control took place on June 30, 2023 are provided below because Messrs. Drake and Maserang were still employed by the Company on such date and until their separations from the Company October 1, 2023 and September 30, 2023, respectively. The actual amount of payments and benefits can only be determined at the time of such a termination or change in control, and therefore the actual amounts may vary from the estimated amounts in the tables below. Descriptions of how such payments and benefits are determined under the circumstances, material conditions and obligations applicable to the receipt of payments or benefits and other material factors regarding such agreements, as well as other material assumptions that we have made in calculating the estimated compensation, follow these tables.

Name	Termination Without Cause or Resignation for Good Reason Outside of Change in Control Period(1)	Termination Without Cause or Resignation for Good Reason Within Change in Control Period(2)	Termination Without Cause or Resignation for Good Reason Within Threatened Change in Control Period(3)	Termination for Cause or Resignation Absent Good Reason
D. Deverl Maserang II(4) Former Principal Executive Officer
Base Salary Continuation(5)	1,428,000	2,856,000	2,856,000	714,000
Annual Incentive Payments(6)	0	0	0	0
Value of Accelerated Stock Options	0	0	0	0
Value of Accelerated Restricted Stock	0	678,033	678,033	0
Value of Accelerated PBRSUs	0	1,278,374	1,278,374	0
Health and Dental Insurance	16,042	32,084	32,084	0
Outplacement Services	0	25,000	25,000	0
Total Pre-Tax Benefit	1,444,042	4,869,491	4,869,491	714,000
Scott R. Drake(7) Former Principal Financial Officer
Base Salary Continuation(8)	463,500	927,000	-	0
Annual Incentive Payments(6)	0	0	-	0
Value of Accelerated Stock Options	0	0	-	0
Value of Accelerated Restricted Stock	0	282,685	-	0
Value of Accelerated PBRSUs	0	194,471	-	0
Health and Dental Insurance	24,887	49,754	-	0
Outplacement Services	0	20,000	-	0
Total Pre-Tax Benefit	488,387	1,424,156	-	0
Amber D. Jefferson Chief Human Resources Officer
Base Salary Continuation(8)	336,000	672,000	-	0
Annual Incentive Payments(6)	0	0	-	0
Value of Accelerated Stock Options	0	0	-	0
Value of Accelerated Restricted Stock	0	138,940	-	0
Value of Accelerated PBRSUs	0	48,691	-	0
Health and Dental Insurance	8,319	16,638	-	0
Outplacement Services	0	20,000	-	0
Total Pre-Tax Benefit	344,319	896,269	-	0
Jared G. Vitemb Vice President, General Counsel, Secretary and Chief Compliance Officer
Base Salary Continuation(8)	315,000	630,000	-	0
Annual Incentive Payments(6)	0	0	-	0
Value of Accelerated Stock Options	0	0	-	0
Value of Accelerated Restricted Stock	0	183,346	-	0
Value of Accelerated PBRSUs	0	0	-	0
Health and Dental Insurance	0	0	-	0
Outplacement Services	0	20,000	-	0
Total Pre-Tax Benefit	315,000	833,346	-	0

(1)	“Change in Control Period” has the meaning set forth in the Severance Agreements, except with regard to Mr. Maserang. With regard to Mr. Maserang, “Change in Control” period refers to the twenty-four (24) month period following the effective date of a Change in Control (as defined in the Maserang Employment Agreement). The amounts reflected in this column for Mr. Maserang assume that his separation does not occur during a Threatened Change in Control Period (as defined above).
(2)	“Change in Control Period” has the meaning set forth in the Severance Agreements, except with regard to Mr. Maserang. With regard to Mr. Maserang, “Change in Control” period refers to the twenty-four (24) month period following the effective date of a Change in Control (as defined in the Maserang Employment Agreement).
(3)	Payments made in connection with a “Threatened Change in Control” are only applicable to Mr. Maserang.
(4)	As discussed above, Mr. Maserang’s employment with the Company was terminated without cause effective September 30, 2023. In connection with the Maserang Separation, the Company paid to Mr. Maserang $1,428,000, payable in accordance with the terms of the Maserang Employment Agreement. As previously disclosed, in connection with the Maserang Separation, the Company agreed to accelerate the vesting of 35,806 then-unvested restricted stock units, effective as of September 30, 2023.
(5)	Amounts include Mr. Maserang’s base salary as well as 100% of his target bonus.
(6)	Because the Company did not meet its fiscal 2023 Adjusted EBITDA target, no annual incentives are payable pursuant to the Severance Agreements, the Maserang CIC Agreement or the Maserang Employment Agreement.
(7)	As discussed above, Mr. Drake’s employment with the Company was terminated without cause effective October 1, 2023. In connection with the Drake Separation, the Company paid to Mr. Drake $463,500, payable in accordance with the Severance Agreement entered into between Mr. Drake and the Company on June 30, 2023.
(8)	Amounts include Named Executive Officer’s base salary as well as amounts such Named Executive Officer would pay on an annual basis for COBRA.

Value of Accelerated Vesting of Equity Awards

Under the terms of the Named Executive Officers’ outstanding awards, in the event of death or “Disability” (as defined in the applicable plan):

●	a pro rata portion of any unvested restricted stock units will vest; and

●	outstanding PBRSU awards will remain outstanding and the participant will be eligible to earn a pro-rata portion of the number of PBRSU awards that would have been earned based on actual performance through the end of the performance period (amounts shown in the tables above assume 100% of the target PBRSU awards were earned at the end of the performance period).

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

If there is a Change in Control and the Named Executive Officer’s employment is terminated by the Company without Cause or by the participant for Good Reason, in either case, within twenty-four months following the Change in Control:

●	100% of any unvested restricted stock or restricted stock units will vest; and

●	the target number of PBRSU awards will be deemed to have immediately vested as of the date of termination of service.

The value of accelerated awards shown in the tables above was calculated using the closing price of our Common Stock on June 30, 2023 ($2.77).

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

CEO to Median Employee Pay Ratio

In accordance with applicable SEC rules, we are providing the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees, excluding our CEO. For fiscal 2023, as calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, the annual total compensation of our CEO was $2,214,740 as disclosed in the “Summary Compensation Table”, the median of the annual total compensation of our employees other than the CEO was $58,817, and the ratio of our CEO’s annual total compensation to the median of the annual total compensation of our other employees was 38 to 1.

We believe the ratio presented above is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. We determined our median employee based on total direct compensation paid to all of our employees (consisting of approximately 1,172 individuals active as of June 30, 2023) for the fiscal year ended June 30, 2023. Total direct compensation was calculated using internal human resources records and included base salary (wages earned based on our payroll records), cash incentive awards earned for the period, and the annual grant date fair value of long-term incentive awards during fiscal 2023.

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

Pay Versus Performance

As required by Item 402(v) of Regulation S-K, we are providing the following information regarding the relationship between our financial performance and the “compensation actually paid” to our principal executive officer (“PEO”) and our non-PEO NEOs (on average). Compensation actually paid, or “CAP,” is an amount calculated using methodology prescribed by SEC rules and differs from the compensation actually received by our named executive officers. The Compensation Committee does not utilize CAP as a basis for making compensation decisions. For further information concerning our compensation philosophy and how we align executive compensation with our performance, please refer to the Compensation Discussion & Analysis.

Pay Versus Performance Table

			Average Summary	Average	Value of Initial Fixed $100 Investment Based on:			Company
Year (1)	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO(2)(3) ($)	Compensation Table Total for Non-PEO NEOs ($)	Compensation Actually Paid to Non-PEO NEOs(2)(3) ($)	Total Shareholder Return ($)	Peer Group TSR(4) ($)	Net Income (GAAP)(5) ($)	Selected Measure: Adjusted EBITDA(5)(6) ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2023	2,214,740	201,865	700,306	307,900	37.74	115.92	(79,180)	(16,380)
2022	3,292,209	(1,451,470)	915,235	365,754	63.90	112.95	(16,255)	19,059
2021	3,186,683	6,428,881	797,159	1,156,355	172.89	146.03	(42,225)	16,611

(1)	The Principal Executive Officer (“PEO”) in all three reporting years is D. Deverl Maserang II. The non-PEO NEOs in the 2023 reporting year are Scott R. Drake, Amber D. Jefferson, Ruben E. Inofuentes, Maurice S.J. Moragne and Jared G. Vitemb. The non-PEO NEOs in the 2022 reporting year are Scott R. Drake, Ruben E. Inofuentes, Maurice S.J. Moragne and Amber D. Jefferson. The non-PEO NEOs in the 2021 reporting year are Scott R. Drake, Ruben E. Inofuentes, Maurice S.J. Moragne, Jennifer H. Brown and Ronald J. Friedman.

(2)	The following table details the applicable adjustments that were made to determine compensation actually paid to our PEO and non-PEO NEOs (on average), calculated in accordance with Item 402(v) of Regulation S-K. To determine CAP, the amounts reported in the “Total” column of the Summary Compensation Table (“SCT”) for the applicable year were adjusted as follows:

	2023		2022		2021
		Average		Average		Average
	PEO ($)	Non- PEO NEOs ($)	PEO ($)	Non- PEO NEOs ($)	PEO ($)	Non- PEO NEOs ($)
Summary Compensation Table (SCT) Total	2,214,740	700,306	3,292,209	915,235	3,186,683	797,159
Less Stock Award Value Reported in SCT for the Covered Year	(1,499,994)	(294,996)	(2,006,755)	(368,747)	(1,899,995)	(303,491)
Plus Year End Fair Value of Equity Awards Granted During the Covered Year that Remain Outstanding and Unvested as of Last Day of the Covered Year	649,216	103,429	1,056,305	233,293	4,939,608	574,404
Plus Year over Year Change in Fair Value as of the Last Day of the Covered Year of Outstanding and Unvested Equity Awards Granted in Prior Years	(461,188)	(37,495)	(3,177,131)	(305,802)	202,586	75,339
Plus Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Covered Year	0	0	0	0	0	0
Plus Year over Year Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Years that Vested During the Covered Year	(700,909)	(52,201)	(132,863)	(81,645)	0	24,021
Less Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Covered Year	0	(111,143)	(483,235)	(26,579)	0	(11,076)
Compensation Actually Paid	201,865	307,900	(1,451,470)	365,754	6,428,881	1,156,355

(3)	The assumptions we used to calculate the values for restricted stock performance and performance share awards included in the calculation of “compensation actually paid” did not differ materially from those used to calculate grant date fair value for such awards.

(4)	The peer group (“Peer Group”) selected by the Company for purposes of the total shareholder return (“TSR”) benchmarking for the pay versus performance disclosures is the same peer group the Company uses for its performance graph in the Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K. The Peer Group consists of Beyond Meat, Inc., Bridgford Foods Corporation, Calavo Growers, Inc., Freshpet, Inc., Hostess Brands, Inc., J&J Snack Foods Corp., John B Sanfilippo & Son, Inc., MGP Ingredients, Inc., NewAge, Inc., SunOpta, Inc., The Duckhorn Portfolio, Inc., The Simply Good Foods Company, Utz Brands, Inc., Vital Farms, Inc. and Whole Earth Brands, Inc.

(5)	Values shown are in thousands.

(6)	We present Adjusted EBITDA in our quarterly earnings releases, which is a non-GAAP financial measurement. We use Adjusted EBITDA as a performance measure, which permits a comparative assessment of our operating performance relative to our performance based upon GAAP results while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. For further information regarding the calculation of adjusted EBITDA for fiscal 2023, 2022 and 2021, refer to our Annual Report on Form 10-K and the Compensation Discussion and Analysis in the Definitive Proxy Statement for each fiscal year.

Financial Performance Measures

The following is a list of financial performance measures, which in our assessment represent the most important measures used by the Company to link compensation actually paid to the Company’s PEO and non-PEO NEOs to Company performance for fiscal 2023:

●	Adjusted EBTIDA

●	TSR

Both adjusted EBITDA and TSR are used for purposes of determining payouts for the 2023 PBRSU Grants under our 2023 LTI plan. Our Company Selected Measure, Adjusted EBITDA, is also used as the sole metric in the 2023 STI Plan. Please refer to the Compensation Discussion and Analysis for a further description of these metrics and how they are used in the Company’s executive compensation programs.

Relationship Between Pay and Performance

The graph below reflects, for each fiscal year presented, the relationship between the compensation actually paid to our PEO and non-PEO NEOs (on average), the Company’s cumulative indexed TSR and our peer group TSR:

The graph below reflects, for each fiscal year presented, the relationship between the compensation actually paid to our PEO and our non-PEO NEOs (on average) and the Company’s net income (loss).

The graph below reflects, for each fiscal year presented, the relationship between the compensation actually paid to our PEO and our non-PEO NEOs (on average) and the Company-Selected Measure, Adjusted EBITDA.

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

The Company’s non-employee director compensation program is as follows:

Form of Non-Employee Director Compensation	Director Compensation Program
Annual Board Cash Retainer	$60,000
Committee Chair Cash Retainer	$10,000 for Nominating and Corporate Governance Committee, Strategy and Capital Allocation Committee, and Technology Committee $15,000 for Compensation Committee $20,000 for Audit Committee
Non-Chair Committee Cash Retainer	$7,500 for Compensation Committee, Nominating and Corporate Governance Committee, Strategy and Capital Allocation Committee, and Technology Committee $10,000 for Audit Committee
Chairman of the Board Cash Retainer	$50,000, with no additional fees for committee service
Meeting Fees	$2,000, only paid for Board or committee meetings in excess of seven in a fiscal year
Annual Equity Award Value	$95,000
Expense Reimbursement	Payment or reimbursement of reasonable travel expenses from outside the greater Dallas-Fort Worth area, in accordance with Company policy, incurred in connection with attendance at Board and committee meetings, as well as payment or reimbursement of amounts incurred in connection with director continuing education
Other	Ad hoc committee fees are determined from time to time by the Board, as needed

The annual grant of restricted stock is generally made on the date on which the Company holds its annual meeting of stockholders or such other date as the Board may determine, in each case, subject to any blackout period under the Company’s insider trading policy. In fiscal 2023, the annual grant of restricted stock units were made on February 10, 2023. Each of Waheed Zaman, Alfred Poe, Stacy Loretz-Congdon, Allison Boersma and John Robinson received a grant of 23,023 restricted stock units based on the $4.47 closing price per share of our Common Stock on February 10, 2023 (for an aggregate amount of $102,912.81). The 2022 Annual Meeting was moved such that it occurred 13 months following the 2021 Annual Meeting. Accordingly, these grants included an additional month of equity compensation to compensate those Board members who served for 13 months, rather than 12 months for the period ending at the 2022 Annual Meeting. Christopher Mottern received a grant of 12,397 restricted stock units based on the $4.47 closing price per share of our Common Stock on February 10, 2023 for an aggregate amount of $55,414.59. Mr. Mottern received a smaller grant, with a vesting date of June 30, 2023 because the Company had agreed that he would resign from the Board on June 30, 2023 pursuant to the October 30, 2022 Cooperation Agreement (the “Cooperation Agreement”) between the Company and the Stockholder Parties, as that term is defined in the Cooperation Agreement. David Pace received a grant of 21,252 restricted stock units based on the $4.47 closing price per share of our Common Stock on February 10, 2023 (for an aggregate amount of $94,966.14). Mr. Pace received a smaller grant because he joined the Board following the 2022 Annual Meeting and did not, therefore, need to be compensated for an additional month of service. Bradley Radoff received a grant of 24,794 restricted stock units based on the $4.47 closing price per share of our Common Stock on February 10, 2023 (for an aggregate amount of $110,129.18). Mr. Radoff received a larger grant because he joined the Board on November 1, 2022 pursuant to the Cooperation Agreement but did not receive an equity grant for his approximately 2.5 months of service prior to January 12, 2023. Except for Mr. Mottern’s grant, Such grants cliff vest on the earlier of the 2023 Annual Meeting or the one-year anniversary of the grant date, subject to continued service to the Company through the vesting date and the acceleration provisions of the Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”) and the restricted stock unit award agreement.

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

Director Compensation Table

The following table sets forth non-employee director compensation for fiscal 2023:

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Allison M. Boersma	105,375	102,913	208,288
Stacy Loretz-Congdon	93,875	102,913	196,788
Christopher P. Mottern(2)	128,500	55,415	183,915
Alfred Poe	98,555	102,913	201,468
John D. Robinson	104,125	102,913	207,038
Waheed Zaman	93,875	102,913	196,788
Bradley L. Radoff	37,500	110,129	147,629
David A. Pace	31,250	94,966	126,216
Charles Marcy(3)	70,042	N/A	70,042

(1)	Represents the full grant date fair value of restricted stock granted to each non-employee director in fiscal 2023, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 16 to our audited consolidated financial statements for the fiscal year ended June 30, 2023, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any risk of forfeiture relating to service-based (time-based) vesting conditions.
(2)	Mr. Mottern was appointed as Chairman of the Board in January 2020, and served as Chairman of the Board until his resignation, which became effective on June 30, 2023. Effective immediately following Mr. Mottern’s resignation, on June 30, 2023, the Board appointed Alfred Poe as Chairman of the Board.
(3)	Mr. Marcy did not receive an equity grant following the 2022 Annual Meeting because he did not stand for re-election to the Board at the 2022 Annual Meeting. Mr. Marcy was appointed to the Board in 2013 and served as a director until the 2022 Annual Meeting.

Director Indemnification

Under the Company’s Certificate of Incorporation and By-Laws, the current and former directors are entitled to indemnification and advancement of expenses from the Company to the fullest extent permitted by Delaware corporate law. The Board has approved a form of Indemnification Agreement (“Indemnification Agreement”) to be entered into between the Company and its directors and officers. The Board may from time to time authorize the Company to enter into additional indemnification agreements with future directors and officers of the Company.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment and incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Compensation Committee
of the Board of Directors

John D. Robinson, Chair
Allison M. Boersma David A. Pace Alfred Poe
Waheed Zaman

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of June 30, 2023 with respect to the shares of Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of June 30, 2023. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options, warrants and rights.

Plan Category	Number of Shares to be Issued Upon Exercise / Vesting of Outstanding Options or Rights(2)	Weighted Average Exercise Price of Outstanding Options(3)	Number of Shares Remaining Available for Future Issuance(4)
Equity compensation plans approved by stockholders(1)	1,945,285	11.69	1,604,715
Equity compensation plans not approved by stockholders(5)	220,216	11.69	79,784
Total	2,165,501		1,684,499

(1)	Includes shares issued under the Amended and Restated 2007 Long-Term Incentive Plan, and its predecessor plan, the Farmer Bros. Co. 2007 Omnibus Incentive Plan (together, the “Prior Plans”) and the 2017 Plan. The 2017 Plan succeeded the Prior Plans. On the Effective Date of the 2017 Plan, the Company ceased granting awards under the Prior Plans; however, awards outstanding under the Prior Plans will remain subject to the terms of the applicable Prior Plan.

(2)	Includes shares that may be issued upon the achievement of certain financial and other performance criteria as a condition to vesting in addition to time-based vesting pursuant to PBRSUs granted under the 2017 Plan. The PBRSUs included in the table include the maximum number of shares that may be issued under the awards. Under the terms of the awards, the recipient may earn between 0% and 225% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.

(3)	Does not include outstanding PBRSUs.

(4)	The 2017 Plan authorizes the issuance of (i) 3,550,000 shares of Common Stock plus (ii) the number of shares of Common Stock subject to awards under the Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of Common Stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. Shares of Common Stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 3,550,000 shares of Common Stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan. The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan. If the Plan Amendment is adopted, the Company’s consultants would also be eligible to receive awards under the 2017 Plan.

(5)	Consists of grants made under the Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “Inducement Award Plan”), which in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules (“Rule 5635(c)(4)”) permits grants of up to 300,000 shares of Common Stock to newly hired employees who have not previously been a member of the Board, or to an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. Subject to certain limitations, shares of Common Stock covered by awards granted under the Inducement Award Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the Amended and Restated 2017 Plan. The Inducement Award Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s voting securities as of October 19, 2022 by (i) each of our current directors, (ii) each of our executive officers required to be listed pursuant to Item 402 of Regulation S-K, (iii) all of our current directors and executive officers as a group, and (iv) each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent (5%) of our outstanding Common Stock, based on 20,748,269 shares of Common Stock outstanding as of October 19, 2022.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Non-Employee Directors:
Allison M. Boersma	45,913	*
Stacy Loretz-Congdon	45,641	*
David A. Pace	0	*
Alfred Poe	33,764	*
Bradley L. Radoff(2)	405,000	2.0%
John Robinson	14,683	*
Waheed Zaman	17,613	*
Named Executive Officers:
D. Deverl Maserang II(3)	618,472	3.0%
Scott R. Drake(4)	197,320	1.0%
Jared G. Vitemb(5)	42,665	*
Ruben E. Inofuentes(6)	79,804	*
Maurice S.J. Moragne(7)	44,983	*
Amber D. Jefferson(8)	45,886	*
All directors and executive officers as a group (13 individuals)	1,550,756	7.5%
Greater than 5% Stockholders:
Mario J. Gabelli, GAMCO Investors, Inc. and Affiliated Parties (9)	1,523,457	7.3%
James C. Pappas, Aron R. English, and Affiliated Parties(10)	2,958,623	14.3%
Farmer Bros. Co. 401(k) Plan(11)	2,487,867	12.0%

* Less than 1%

(1)	Percent of class is calculated based on 20,748,269 outstanding shares of Common Stock, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act, as of October 19, 2022 and may differ from the percent of class reported in statements of beneficial ownership filed with the SEC.

(2)	Includes 280,000 shares of common stock held directly by Mr. Radoff and 125,000 shares of Common Stock held indirectly by Mr. Radoff through The Radoff Family Foundation. The principal address of The Radoff Family Foundation is 2727 Kirby Drive, Unit 29L, Houston, Texas 77098.

(3)	Includes 223,713 options vested but unexercised as of October 19, 2023, 330,953 shares of Common Stock owned indirectly by Mr. Maserang through the Maserang Living Trust and 9,209 shares of Common Stock held indirectly by Mr. Maserang through the Company’s 401(k), rounded to the nearest whole share. Also includes 35,806 restricted stock units which vested on an accelerated basis on October 1, 2023 in connection with Mr. Maserang’s separation from the Company. Does not include 118,919 unvested restricted stock units which Mr. Maserang forfeited in connection with his separation from the Company on October 1, 2023.

(4)	Includes 88,495 options vested but unexercised as of October 19, 2023 and 10,696 shares of Common Stock held indirectly by Mr. Drake through the Company’s 401(k). Does not include 85,599 unvested restricted stock units, which Mr. Drake forfeited in connection with his separation from the Company on September 30, 2023.

(5)	Includes 5,859 restricted stock units which will vest within 60 days of October 19, 2023 and 7,572 shares of Common Stock held indirectly by Mr. Vitemb through the Company’s 401(k).

(6)	Includes 27,333 options vested but unexercised as of October 19, 2023 and 7,538 shares of Common Stock held indirectly by Mr. Inofuentes through the Company’s 401(k). Does not include 16,911 unvested shares of restricted stock and 32,495 unvested restricted stock units, which Mr. Inofuentes forfeited in connection with his separation from the Company on February 17, 2023.

(7)	Includes 19,780 options vested but unexercised as of October 19, 2023 and 8,142 shares of Common Stock held indirectly by Mr. Moragne through the Company’s 401(k). Does not include 20,473 unvested shares of restricted stock and 23,437 unvested restricted stock units, which Mr. Moragne forfeited in connection with his separation from the Company on February 17, 2023.

(8)	Includes 5,859 restricted stock units which will vest within 60 days of October 19, 2023 and 7,176 shares of Common Stock held indirectly by Ms. Jefferson through the Company’s 401(k).

(9)	Based solely on an amendment to Schedule 13D filed March 31, 2022, according to which (i) Mario J. Gabelli may be deemed to beneficially own 1,523,457 of these shares, (ii) Gabelli Funds, LLC may be deemed to beneficially own 297,167 of these shares, (iii) GAMCO Asset Management, Inc. may be deemed to beneficially own 767,000 of these shares, (iv) Teton Advisors, Inc. may be deemed to beneficially own 459,000 of these shares, (v) and GAMCO Investors, Inc. may be deemed to beneficially own 290 of these shares. The principal address of each of the aforementioned parties is One Corporate Center, Rye, New York 10580.

(10)	Based solely on (1) an amendment to Schedule 13D filed October 16, 2023, according to which (i) Aron R. English may be deemed to beneficially own 1,964,536 of these shares, (ii) 22NW Fund, LP, 22NW, LP, 22NW Fund GP, LLC, and 22NW GP, Inc. may each be deemed to beneficially own 1,955,526 of these shares, and (iii) Bryson O. Hirai-Hadley may be deemed to beneficially own 1,261 of these shares, and (2) an amendment to Schedule 13D filed on October 16, 2023, according to which (i) James C. Pappas and JCP Investment Management, LLC may each be deemed to beneficially own 992,826 of these shares, (ii) JCP Investment Partnership, LP, JCP Investment Partners, LP and JCP Investment Holdings, LLC may each be deemed to beneficially own 671,955 of these shares, and (iii) Troy A. Ellis, Emily K. Keeton and David R. Tresko may each be deemed to beneficially own 0 shares. The principal address of each of Aron R. English, 22NW Fund, LP, 22NW, LP, 22NW Fund GP, LLC, 22NW GP, Inc. and Bryson O. Hirai-Hadley is 590 1st Ave. S, Unit C1, Seattle, Washington 98104. The principal address of James C. Pappas, JCP Investment Management, LLC, JCP Investment Partnership, LP, JCP Investment Partners, LP, and JCP Investment Holdings, LLC is 1177 West Loop South, Suite 1320, Houston, Texas 77027. The principal business address of Troy A. Ellis is 14 Camelback Court, Brentwood, Tennessee 37027. The principal business address of Emily K. Keeton is 2701 Westheimer Road, #6D, Houston, Texas 77098. The principal business address of Daniel R. Tresko is 348 East Winchester Street, Murray, Utah 84107.

(11)	This information is based on the Company’s records and includes 2,487,867 shares of Common Stock that are held in the 401(k) and allocated to a participant’s account (“allocated shares”) as of October 19, 2023, and includes the 50,333 shares of Common Stock beneficially owned by the executive officers described above. The 401(k) Trustee votes allocated shares as directed by such participant or beneficiary of the 401(k). The present member of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans (the “Management Administrative Committee”), which administers the 401(k), is Ms. Jefferson. Each member of the Management Administrative Committee disclaims beneficial ownership of the securities held by the 401(k) except for those, if any, that have been allocated to the member as a participant in the 401(k). The principal address of the 401(k) is c/o Farmer Bros. Co., 1912 Farmer Brothers Drive, Northlake, Texas 76262.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Upon referral by the Chief Compliance Officer, General Counsel or Secretary of the Company, any proposed related person transaction will be reviewed by the Audit Committee for approval or disapproval based on the following:

●	The materiality of the related person’s interest, including the relationship of the related person to the Company, the nature and importance of the interest to the related person, the amount involved in the transaction, whether the transaction has the potential to present a conflict of interest, whether there are business reasons for the Company to enter the transaction, and whether the transaction would impair the independence of any independent director;

●	Whether the terms of the transaction, in the aggregate, are comparable to those that would have been reached by unrelated parties in an arm’s length transaction;

●	The availability of alternative transactions, including whether there is another person or entity that could accomplish the same purposes as the transaction and, if alternative transactions are available, there must be a clear and articulable reason for the transaction with the related person;

●	Whether the transaction is proposed to be undertaken in the ordinary course of the Company’s business, on the same terms that the Company offers generally in transactions with persons who are not related persons; and

●	Such additional factors as the Audit Committee determines relevant.

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

The Audit Committee will direct the Company’s executive officers to disclose all related person transactions approved by the Audit Committee to the extent required under applicable accounting rules, Federal securities laws, SEC rules and regulations, and Nasdaq Listing Rules.

Related Person Transactions

The Company did not have any related person transactions in fiscal 2023.

Director Independence

At least annually and in connection with any individuals being nominated to serve on the Board, the Board reviews the independence of each director or nominee, including pursuant to Rule 5605 of the Nasdaq Listing Rules, and affirmatively determines whether each director or nominee qualifies as independent. This review includes the submission of responses to a thorough questionnaire by each of our directors or director nominees.

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

Director	Status
Allison M. Boersma	Independent
Stacy Loretz-Congdon	Independent(1)
D. Deverl Maserang II	Not Independent(2)
Christopher P. Mottern	Independent
David A. Pace	Independent
Alfred Poe	Independent
Bradley L. Radoff	Independent
John D. Robinson	Independent
Waheed Zaman	Independent
Charles Marcy	Independent

(1)	CoreMark Holding Company, Inc. (“Core-Mark”) was a customer of the Company in fiscal 2023 and continues to be a customer of the Company in fiscal 2024. Ms. Loretz-Congdon retired from Core-Mark at the end of 2016 after 26 years of service, including as Senior Vice President, Chief Financial Officer and Assistant Secretary from December 2006 to May 2016 and Executive Advisor from May 2016 to December 2016. Ms. Loretz-Congdon also serves as a Director of the Core-Mark Families Foundation, an independent non-profit foundation that provides scholarships to children of Core-Mark employees, since 2015. Ms. Loretz-Congdon owns less than 1% of the outstanding publicly traded stock of Performance Food Group Company which Core-Mark merged with in September 2021. The Board has determined that these relationships do not create a conflict of interest under the Company’s Code of Conduct and Ethics, do not require disclosure under Item 404(a) of Regulation S-K, and do not interfere with Ms. Loretz-Congdon’s exercise of independent judgment in carrying out the responsibilities of a director of the Company.

(2)	Mr. Maserang served as the Company’s President and Chief Executive Officer until his termination without cause, effective September 30, 2023.

ITEM 14.	Principal Accountant Fees and Services

Audit Committee Report

The Audit Committee has reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the fiscal year ended June 30, 2023.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements referred to above be included in the Company’s 2023 Form 10-K for filing with the SEC.

Audit Committee of the Board of Directors

Allison M. Boersma, Chair

Stacy Loretz-Congdon

Bradley L. Radoff

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

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed by Grant Thornton for fiscal 2022 and 2023, respectively, for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table. The Audit Committee approved all audit and permissible non-audit services provided by Grant Thornton in accordance with the pre-approval policies and procedures described below.

	Fiscal 2023 Grant Thornton	Fiscal 2022 Grant Thornton
Audit fees(1)	$783,836	$626,031
Audit-related fees(2)	$0	$0
Tax fees(3)	$0	$0
All other fees(4)	$0	$0
Total fees	$783,836	$626,031

(1)	“Audit Fees” are fees paid for the audit of the Company’s annual consolidated financial statements included in its Form 10-K and review of financial statements included in the Form 10-Q’s, for the audit of the Company’s internal control over financial reporting, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. Audit fees for fiscal 2022 and fiscal 2023 consisted of fees associated with the audit of the Company’s annual financial statements, the audit of internal control over financial reporting, the review of the Company’s quarterly reports on Form 10-Q, services associated with SEC registration statements, and accounting advisory services in connection with the impact of new accounting standards.
(2)	“Audit-Related Fees” represent fees for assurance and related services that are traditionally performed by Grant Thornton. No audit-related fees were paid to Grant Thornton for fiscal 2022 or fiscal 2023.
(3)	“Tax Fees” are fees for tax compliance, planning, advice and consultation services, including state tax representation and miscellaneous consulting on federal and state taxation matters. No tax fees were paid to Grant Thornton for fiscal 2022 or fiscal 2023.
(4)	No other fees were paid to Grant Thornton for fiscal 2022 or fiscal 2023.

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

In fiscal 2023, there were no fees paid to Grant Thornton under a de minimis exception to the rules that waive pre-approval for certain non-audit services.

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

(b)	Exhibits:

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated June 6, 2023, between TreeHouse Foods, Inc. and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).

2.2	Amendment to Asset Purchase Agreement, dated June 30, 2023, between TreeHouse Foods, Inc. and Farmer Bros. Co. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated by reference herein).

3.1	Second Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2023 and incorporated herein by reference).

4.1	Description of Farmer Bros. Co. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023 and incorporated herein by reference).

10.1	Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).*

10.2	Amendment No. 1 to Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).*

10.3	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

10.4	Amendment to the Farmer Bros. Co. Retirement Plan, dated as of December 1, 2018 (filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.5	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).*

10.6	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017 and incorporated herein by reference).*

10.7	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).*

10.8	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).*

Exhibit No.	Description
10.9	Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).*

10.10	Second Amendment to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, dated as of December 31, 2018 (filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.11	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2017 (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed with the SEC on February 7, 2018 and incorporated herein by reference).*

10.12	Employment Agreement, dated as of September 6, 2019, by and between Farmer Bros. Co. and Deverl Maserang (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2019 and incorporated herein by reference).*

10.13	Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).*

10.14	Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

10.15	Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

10.16	Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.17	Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).*

10.18	Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.19	Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.20	Farmer Bros. Co. 2017 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).*

10.21	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.22	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).*

Exhibit No.	Description
10.23	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.24	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.25	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Grant Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.26	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Grant Agreement (Employees) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.27	Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 28, 2021 and incorporated herein by reference).*

10.28	Form of Farmer Bros Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 10, 2023 and incorporated by reference herein).*

10.29	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.30	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Cash-Based Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.31	Farmer Bros. Co. 2020 Inducement Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).*

10.32	Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).*

10.33	Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).*

10.34	Form of Severance Agreement (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.35	Form of Amended and Restated Severance Agreement (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).*

10.36	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 2, 2022).*

10.37	Interest Rate Swap Confirmation, dated as of March 28, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).*

10.38	Credit Agreement dated as of dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

Exhibit No.	Description
10.39	Consent and Amendment No. 1 to Credit Agreement, dated as of December 20, 2021, by and among Farmer Bros Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).

10.40	Increase Joinder and Amendment No. 2 to Credit Agreement, dated as of August 8, 2022, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2022 and incorporated herein by reference).

10.41	Amendment No. 3 to Credit Agreement, dated August 31, 2022, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2022 and incorporated herein by reference).

10.42	Consent and Amendment No. 4 to Credit Agreement, dated June 30, 2023, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).

10.43	Guaranty and Security Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other grantors named therein, and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.44	Credit Agreement dated as of dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and MGG Investment Group LP, as administrative agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.45	Guaranty and Security Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other grantors named therein, and MGG Investment Group LP, as administrative agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.46	ISDA Master Agreement dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.47	Schedule of the ISDA Master Agreement, dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.48	Replacement interest rate swap with Wells Fargo Bank, N.A. pursuant to a new interest rate swap confirmation (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.49	General Release and Separation Agreement, dated March 23, 2023, by and between Farmer Bros. Co. and Ruben Inofuentes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2023 and incorporated herein by reference).*

10.50	General Release and Separation Agreement, dated March 25, 2023, by and between Farmer Bros. Co. and Maurice Moragne (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2023 and incorporated herein by reference).*

Exhibit No.	Description
10.51	Cooperation Agreement, dated October 30, 2022, by and among Farmer Bros Co., the entities and persons listed on Exhibit A thereto, and the entities and persons listed on Exhibit B thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022 and incorporated herein by reference).

14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 and updated February 2013 and September 7, 2017 (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 29, 2017 and incorporated herein by reference).

16.1	Letter of Deloitte & Touche LLP to the SEC dated December 22, 2021, (filed as Exhibit 16.1 to the Company’s Report on Form 8-K filed with the SEC on December 22, 2021 and incorporated herein by reference).

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed as Exhibit 21.1 to the Company’s Report on Form 10-K filed with the SEC on September 2, 2022 and incorporated herein by reference).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023 and incorporated herein by reference).

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.2 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023 and incorporated herein by reference).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Farmer Bros. Co. Amended and Restated Policy on Executive Compensation in Restatement Situations (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023 and incorporated herein by reference).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document .
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ John E. Moore III
John E. Moore III
Interim Chief Executive Officer
October 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John E. Moore III	Interim Chief Executive Officer	October 27, 2023
John E. Moore III	(principal executive officer)

/s/ Brad Bollner	Interim Chief Financial Officer	October 27, 2023
Brad Bollner	(principal financial officer)

/s/ Matthew Coffman	Vice President and Controller	October 27, 2023
Matthew Coffman	(principal accounting officer)

/s/ David A. Pace	Interim Chairman of the Board	October 27, 2023
David A. Pace

/s/ Allison M. Boersma	Director	October 27, 2023
Allison M. Boersma

/s/ Stacy Loretz-Congdon	Director	October 27, 2023
Stacy Loretz-Congdon

/s/ Alfred Poe	Director	October 27, 2023
Alfred Poe

/s/ Bradley L. Radoff	Director	October 27, 2023
Bradley L. Radoff

/s/ John D. Robinson	Director	October 27, 2023
John D. Robinson

/s/ Waheed Zaman	Director	October 27, 2023
Waheed Zaman