Form 10-Q
period 2023-09-30
FARMER BROTHERS CO
filed 2023-11-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
YES ☐ NO  ☒
As of November 1, 2023, the registrant had 20,748,269 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,038	$5,244
Restricted cash	175	175
Accounts receivable, net of allowance for credit losses of $418 and $416, respectively	35,009	45,129
Inventories	54,291	49,276
Short-term derivative assets	5	68
Prepaid expenses	5,119	5,334
Assets held for sale	6,362	7,770
Total current assets	104,999	112,996
Property, plant and equipment, net	33,778	33,782
Intangible assets, net	12,900	13,493
Right-of-use operating lease assets	23,758	24,593
Other assets	2,675	2,917
Total assets	$178,110	$187,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	52,608	60,088
Accrued payroll expenses	11,276	10,082
Right-of-use operating lease liabilities - current	8,040	8,040
Short-term derivative liability	890	2,636
Other current liabilities	3,846	4,519
Total current liabilities	76,660	85,365
Long-term borrowings under revolving credit facility	23,300	23,021
Accrued pension liabilities	19,585	19,761
Accrued postretirement benefits	774	763
Accrued workers’ compensation liabilities	3,155	3,065
Right-of-use operating lease liabilities - noncurrent	16,332	17,157
Other long-term liabilities	506	537
Total liabilities	$140,312	$149,669
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; no shares outstanding as of September 30, 2023 and June 30, 2023	—	—
Common stock, $1.00 par value, 50,000,000 shares authorized; 20,576,483 and 20,142,973 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	20,578	20,144
Additional paid-in capital	78,465	77,278
Accumulated deficit	(27,786)	(26,479)
Accumulated other comprehensive loss	(33,459)	(32,831)
Total stockholders’ equity	$37,798	$38,112
Total liabilities and stockholders’ equity	$178,110	$187,781
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2023	2022
Net sales	$81,888	$79,826
Cost of goods sold	51,100	52,808
Gross profit	30,788	27,018
Selling expenses	26,829	25,755
General and administrative expenses	12,832	9,228
Net gains from sale of assets	(6,785)	(7,182)
Operating expenses	32,876	27,801
Loss from operations	(2,088)	(783)
Other (expense) income:
Interest expense	(2,222)	(2,070)
Other, net	2,871	1,316
Total other income (expense)	649	(754)
Loss from continuing operations before taxes	(1,439)	(1,537)
Income tax (benefit) expense	(132)	43
Loss from continuing operations	$(1,307)	$(1,580)
Loss from discontinued operations, net of income taxes	$—	$(5,794)
Net loss	$(1,307)	$(7,374)
Loss from continuing operations available to common stockholders per common share, basic and diluted	$(0.06)	$(0.08)
Loss from discontinued operations available to common stockholders per common share, basic and diluted	$—	$(0.31)
Net loss available to common stockholders per common share, basic and diluted	$(0.06)	$(0.39)
Weighted average common shares outstanding—basic and diluted	20,366,017	18,948,453

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2023	2022
Net loss	$(1,307)	$(7,374)
Other comprehensive loss, net of taxes:
Unrealized losses on derivatives designated as cash flow hedges	(456)	(527)
Gains on derivatives designated as cash flow hedges reclassified to cost of goods sold	(172)	(1,281)
Losses on derivative instruments undesignated as cash flow hedges reclassified to interest expense	—	287
Total comprehensive loss	$(1,935)	$(8,895)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	20,142,973	$20,144	$77,278	$(26,479)	$(32,831)	$38,112
Net loss	—	—	—	(1,307)	—	(1,307)
Cash flow hedges, net of taxes	—	—	—	—	(628)	(628)
401(k) compensation expense, including reclassifications	154,046	154	653	—	—	807
Share-based compensation	—	—	814	—	—	814
Issuance of common stock and stock option exercises	279,464	280	(280)	—	—	—
Balance at September 30, 2023	20,576,483	$20,578	$78,465	$(27,786)	$(33,459)	$37,798

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2022	14,700	$15	18,464,966	$18,466	$71,997	$52,701	$(38,431)	$104,748
Net loss	—	—	—	—	—	(7,374)	—	(7,374)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(1,521)	(1,521)
401(k) compensation expense, including reclassifications	—	—	257,052	257	940	—	—	1,197
Share-based compensation	—	—	—	—	1,165	—	—	1,165
Issuance of common stock and stock option exercises	—	—	158,744	159	(159)	—	—	—
Conversion and cancellation of preferred shares	(14,700)	(15)	399,208	399	(1,750)	—	—	(1,366)
Balance at September 30, 2022	—	—	19,279,970	$19,281	$72,193	$45,327	$(39,952)	$96,849

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,307)	$(7,374)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	2,948	5,652
Gain on settlement related to Boyd's acquisition	—	(1,917)
Net gains from sale of assets	(6,785)	(7,182)
Net gains on derivative instruments	(1,551)	(2,011)
401(k) and share-based compensation expense	1,621	2,362
Provision for (recovery of) credit losses	53	(43)
Change in operating assets and liabilities:
Accounts receivable, net	10,067	(339)
Inventories	(5,015)	3,859
Derivative (liabilities) assets, net	(760)	1,069
Other assets	504	(67)
Accounts payable	(7,470)	(7,243)
Accrued expenses and other	558	(185)
Net cash used in operating activities	(7,137)	(13,419)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,511)	(2,988)
Proceeds from sales of property, plant and equipment	9,258	9,061
Net cash provided by investing activities	5,747	6,073
Cash flows from financing activities:
Proceeds from Credit Facilities	2,279	54,000
Repayments on Credit Facilities	(2,000)	(48,600)
Payments of finance lease obligations	(48)	(48)
Payment of financing costs	(47)	(262)
Net cash provided by financing activities	184	5,090
Net decrease in cash and cash equivalents and restricted cash	(1,206)	(2,256)
Cash and cash equivalents and restricted cash at beginning of period	5,419	9,994
Cash and cash equivalents and restricted cash at end of period	$4,213	$7,738

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$847	$1,205
Non-cash issuance of ESOP and 401(K) common stock	154	257
Non cash additions to property, plant and equipment	10	65

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
On June 30, 2023, the Company completed its sale of certain assets of the Company related to its direct ship and private label business, including the Company’s production facility and corporate office building in Northlake, Texas (the "Sale"). The Sale and the related direct ship and private label operations are reported in loss from discontinued operations, net of income taxes on the consolidated statements of operations. See Note 3, Discontinued Operations for more information related to the Sale and the discontinued operations. All other footnotes present results of the continuing operations.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2023 (the “2023 Form 10-K”) and the Form 10-K/A filed on October 27, 2023 (the “2023 Form 10-K”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain amounts disclosed in 2022 have been reclassified to conform with the discontinued operations.
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
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the 2023 Form 10-K.
During the three months ended September 30, 2023, there were no significant updates made to the Company’s significant accounting policies.
Concentration of Credit Risk
At September 30, 2023 and June 30, 2023, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative asset positions.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The Company estimates its credit risk for accounts receivable at the amount recorded on the balance sheet. The accounts receivable are generally short-term and all estimated credit losses have been appropriately considered in establishing the allowance for credit losses. There were no individual customers with balances over 10% of the Company’s accounts receivable balance.
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
The accounting requirements for reporting the Sale as a discontinued operation were met when the Sale was completed as of June 30, 2023. Accordingly, the consolidated financial statements reflect the results of the Sale as a discontinued operation.
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
There was no activity related to the discontinued operations for the quarter ended September 30, 2023. The operating results of the divested operations have been reclassified as discontinued operations in the Consolidated Statements of Operations for the quarter ended September 30, 2022, as detailed in the table below:

(In thousands)	Three Months Ended September 30, 2022
Net sales	$41,554
Cost of goods sold	41,975
Gross (loss) profit	(421)
Selling expenses	1,835
General and administrative expenses	1,259
Operating expense	3,094
Loss from discontinued operations	(3,515)
Other (expense) income:
Interest expense	(2,571)
Other, net	292
Total other (expense)	(2,279)
Loss from discontinued operations before taxes	(5,794)
Income tax benefit	—
Loss from discontinued operations, net of income taxes	$(5,794)

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Interest expense for the Revolver (as defined below) was allocated on a ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt and the Term Loan (as defined below) was fully allocated to discontinued operations as it was required to be repaid in full.
Applicable Consolidated Statements of Cash Flow information related to the divested operations for the quarter ended September 30, 2022 is detailed in the table below:

(In thousands)	September 30, 2022
Cash Flows from Discontinued Operations
Net cash used in operating activities	$(7,165)
Net cash used in investing activities	(165)
Note 4. Leases
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
The components of lease expense are as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Operating lease expense	$2,073	$1,960
Finance lease expense:
Amortization of finance lease assets	41	41
Interest on finance lease liabilities	7	10
Total lease expense	$2,121	$2,011
Maturities of lease liabilities are as follows:

	September 30, 2023
(In thousands)	Operating Leases	Finance Leases
2024	$6,187	$144
2025	7,125	193
2026	6,006	96
2027	4,292	—
2028	3,259	—
Thereafter	927	—
Total lease payments	27,796	433
Less: interest	(3,424)	(31)
Total lease obligations	$24,372	$402
Lease term and discount rate:

	September 30, 2023	June 30, 2023
Weighted-average remaining lease terms (in years):
Operating lease	5.7	5.9
Finance lease	2.3	2.5

Weighted-average discount rate:
Operating lease	6.26%	6.20%
Finance lease	6.50%	6.50%

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Other Information:

	Three Months Ended September 30,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,063	$1,920
Operating cash flows from finance leases	7	10
Financing cash flows from finance leases	48	48
Note 5. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to be fixed green coffee purchase contracts, which are described further in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in the 2023 Form 10-K. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company’s future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at September 30, 2023 and June 30, 2023:

(In thousands)	September 30, 2023	June 30, 2023
Derivative instruments designated as cash flow hedges:
Long coffee pounds	413	1,538
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	563	6,713
Short coffee pounds	(113)	(4,388)
Total	863	3,863
Coffee-related derivative instruments designated as cash flow hedges outstanding as of September 30, 2023 will expire within 1.25 years. At September 30, 2023 and June 30, 2023 approximately 48% and 40%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
(In thousands)	September 30, 2023	June 30, 2023	September 30, 2023	June 30, 2023
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments (1)	$—	$4	$5	$64
Short-term derivative liabilities:
Coffee-related derivative instruments (2)	20	158	870	2,478
________________
(1) Included in “Short-term derivative assets” on the Company's consolidated balance sheets.
(2) Included in “Short-term derivative liabilities” on the Company's consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses for the Company's derivative instruments designated as cash flow hedges, as recognized in “AOCI,” “Cost of goods sold” and “Interest expense”.

	Three Months Ended September 30,		Financial Statement Classification
(In thousands)	2023	2022
Net losses reclassified from AOCI to earnings for de-designated Interest rate swap	$—	$(287)	Interest Expense
Net losses recognized in AOCI - Coffee-related	(456)	(527)	AOCI
Net gains recognized in earnings - Coffee - related	172	1,281	Cost of goods sold
For the three months ended September 30, 2023 and 2022, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows also include net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three months ended September 30, 2023 and 2022. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s consolidated statements of operations and in Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Net gains on coffee-related derivative instruments (1)	$1,379	$562
Non-operating pension and other postretirement benefits	915	728
Other gains, net	577	26
Other, net	$2,871	$1,316
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three months ended September 30, 2023 and 2022.
Statement of Comprehensive Income (Loss)
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2023	2022
Accumulated other comprehensive loss (income) beginning balance	$1,175	$(1,692)
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	—	(287)
Net losses recognized in AOCI - Coffee-related	456	527
Net gains recognized in earnings - Coffee - related	172	1,281
Accumulated other comprehensive loss (income) ending balance	$1,803	$(171)

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
September 30, 2023	Derivative Assets	$5	$(5)	$—	$—
	Derivative Liabilities	890	(5)	—	885
June 30, 2023	Derivative Assets	68	(68)	—	—
	Derivative Liabilities	2,636	(68)	—	2,568
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at September 30, 2023, $1.3 million of net losses on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next 12 months. These recorded values are based on market prices of the commodities as of September 30, 2023.
Note 6. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2023
Derivative instruments designated as cash flow hedges:
Coffee-related derivative liabilities (1)	$20	$—	$20	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	5	—	5	—
Coffee-related derivative liabilities (1)	870	—	870	—

	Total	Level 1	Level 2	Level 3
June 30, 2023
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$4	$—	$4	$—
Coffee-related derivative liabilities (1)	158	—	158	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	64	—	64	—
Coffee-related derivative liabilities (1)	2,478	—	2,478	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
Note 7. Accounts Receivable, Net

(In thousands)	September 30, 2023	June 30, 2023
Trade receivables	$28,911	$42,914
Other receivables (1)	6,516	2,631
Allowance for credit losses	(418)	(416)
Accounts receivable, net	$35,009	$45,129
__________
(1) Includes vendor rebates, transition services receivables and other non-trade receivables.
There was no material change in the allowance for credit losses during the three months ended September 30, 2023.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 8. Inventories

(In thousands)	September 30, 2023	June 30, 2023
Coffee
Processed	$19,473	$15,860
Unprocessed	8,665	7,409
Total	$28,138	$23,269
Tea and culinary products
Processed	22,096	21,418
Unprocessed	84	63
Total	$22,180	$21,481
Coffee brewing equipment parts	3,973	4,526
Total inventories	$54,291	$49,276
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
Note 9. Property, Plant and Equipment

(In thousands)	September 30, 2023	June 30, 2023
Buildings and facilities	$20,255	$20,146
Machinery, vehicles and equipment	140,543	144,473
Capitalized software	8,510	7,934
Office furniture and equipment	8,274	8,231
	$177,582	$180,784
Accumulated depreciation	(144,722)	(147,920)
Land	918	918
Property, plant and equipment, net	$33,778	$33,782
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	September 30, 2023	June 30, 2023
Coffee Brewing Equipment	$92,504	$93,159
Accumulated depreciation	(66,514)	(66,953)
Coffee Brewing Equipment, net	$25,990	$26,206
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Depreciation expense in COGS	$1,794	$1,808
CBE Costs excl. depreciation exp	9,885	7,204
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 10. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets:

		September 30, 2023			June 30, 2023
(In thousands)	Weighted Average Amortization Period as of September 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	3.5	$33,003	$(24,642)	$8,361	$33,003	$(24,092)	$8,911
Recipes	0.1	930	(919)	11	930	(885)	45
Trade name/brand name	0.2	510	(504)	6	510	(495)	15
Total amortized intangible assets		$34,443	$(26,065)	$8,378	$34,443	$(25,472)	$8,971
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$4,522	$—	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$4,522	$—	$4,522
Total intangible assets		$38,965	$(26,065)	$12,900	$38,965	$(25,472)	$13,493
Aggregate amortization expense for the three months ended September 30, 2023 and 2022 was $0.6 million in each period.
Note 11. Employee Benefit Plans
Single Employer Pension Plans
As of September 30, 2023, the Company has two defined benefit pension plans for certain employees, the "Farmer Bros. Plan" and the “Hourly Employees' Plan”. The Company froze benefit accruals and participation in these plans effective June 30, 2011 and October 1, 2016, respectively. After the plan freezes, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Interest cost	$1,204	$1,156
Expected return on plan assets	(1,122)	(1,009)
Amortization of net loss (1)	207	281
Net periodic benefit cost	$289	$428
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	September 30, 2023	June 30, 2023
Discount rate	5.05%	4.50%
Expected long-term return on plan assets	7.00%	6.50%
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Contributions to WCTPP	$316	$287
Contributions to All Other Plans	8	8
Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company’s participation in these plans is governed by collective bargaining agreements which expire on or before March 31, 2027.
401(k) Plan
Farmer Bros. Co. 401(k) Plan (the “401(k) Plan”) is available to all eligible employees. The Company has a matching program that is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors.
Beginning in January 2022, the Company amended the 401(k) matching program, whereby the Company on a quarterly basis, will contribute, instead of cash, shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”) with a value equal to 50% of any non-union employee's annual contribution to the 401(k) Plan, up to 6% of such employee's eligible income. The terms of the match are substantially the same as the safe-harbor non-elective contribution. Effective January 1, 2023, the Company changed its match to 100% of the first 3% each eligible employee contributes plus 50% on the next 2% they contribute. The Company recorded matching contributions of $0.2 million and $0.5 million in operating expenses in the three months ended September 30, 2023 and 2022, respectively
During the three months ended September 30, 2023 and 2022, the Company contributed a total of 154,046 and 257,052 of shares Common Stock with a value of $0.2 million and $0.6 million, respectively, to eligible participants’ annual plan compensation.
Postretirement Benefits
Death Benefit
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The following table shows the components of net periodic postretirement benefit cost for the Death Benefit Plan for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
(In thousands)	2023	2022
Components of Net Periodic Postretirement Benefit Cost:
Service cost	$—	$—
Interest cost	11	10
Amortization of net gain	—	—
Net periodic postretirement benefit cost	$11	$10
Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal year
	2024	2023
Death Benefit Plan discount rate	5.33%	4.77%
Note 12. Debt Obligations
The following table summarizes the Company’s debt obligations:

				September 30, 2023		June 30, 2023
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/26/2027	N/A	$23,300	6.99%	$23,021	6.66%
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
The following is a summary description of the Revolver Credit Facility Agreement and the Revolver Security Agreement (the "Revolver Security Facility") key items.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
At September 30, 2023, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.6 million of the letters of credit sublimit. At September 30, 2023, we had $25.4 million available for borrowing under our Revolver Credit Facility.
As of September 30, 2023, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement. Furthermore, the Company believes it will be in compliance with the related financial covenants under this agreement for the next 12 months.
Note 13. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of September 30, 2023, there were 2,330,298 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of September 30, 2023, there were 54,868 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted during the three months ended September 30, 2023.
The following table summarizes NQO activity for three months ended September 30, 2023:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2023	331,658	11.69	3.35	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2023	331,658	11.69	0.40	$—
Exercisable at September 30, 2023	331,658	11.69	0.40	$—
There were no NQOs exercised during three months ended September 30, 2023 and 2022.
At September 30, 2023 and June 30, 2023, there was no unrecognized NQO compensation cost. Total compensation expense for NQOs was $0.1 million for the three months ended September 30, 2022.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the three months ended September 30, 2023:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2023	991	32.85	0.36	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2023	991	32.85	0.11	$—
Exercisable at September 30, 2023	991	32.85	0.11	$—
There were no PNQs exercised during three months ended September 30, 2023 and 2022.
At September 30, 2023 and 2022, there was no PNQ compensation expense and no unrecognized PNQ compensation cost.
Restricted Stock
The following table summarizes restricted stock activity for the three months ended September 30, 2023:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2023	882,554	6.14
Granted	62,651	2.79
Vested/Released	(164,211)	6.93
Cancelled/Forfeited	(216,715)	6.69
Outstanding and nonvested at September 30, 2023	564,279	5.31
The weighted average grant date fair value of RSUs granted during the quarter ended September 30, 2023 and 2022 were $2.79 and $5.10, respectively. The total grant-date fair value of restricted stock granted during the three months ended September 30, 2023 was $0.2 million. The total fair value of awards vested during the three months ended September 30, 2023 and 2022 were $0.4 million and $0.9 million, respectively.
At September 30, 2023 and June 30, 2023, there was $1.8 million and $3.6 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at September 30, 2023 is expected to be recognized over the weighted average period of 1.6 years. Total compensation expense for restricted stock was $0.6 million and $0.7 million, respectively, in the three months ended September 30, 2023 and 2022.
Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the three months ended September 30, 2023:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded (1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2023	549,291	5.92
Granted	—	—
Vested/Released	(134,660)	4.10
Cancelled/Forfeited	(397,053)	6.52
Outstanding and nonvested at September 30, 2023	17,578	6.40
There were no PBRSUs granted during the quarters ended September 30, 2023 and 2022, respectively. The total fair value of awards vested during the three months ended September 30, 2023 were $0.3 million.
At September 30, 2023 and June 30, 2023, there was $0.1 million and $1.7 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at September 30, 2023 is expected to be recognized over the weighted average period of 2.1 years. Total compensation expense for PBRSUs was $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2023 and 2022.
Cash-Settled Restricted Stock Units (“CSRSUs”)

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
The following table summarizes CSRSU activity for the three months ended September 30, 2023:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2023	184,807	6.15
Granted	—	—
Vested/Released	(7,011)	8.91
Cancelled/Forfeited	(12,198)	6.41
Outstanding and nonvested at September 30, 2023	165,598	5.96
There were no CSRSUs granted during the quarters ended September 30, 2023 and 2022, respectively. The total fair value of awards vested during the three months ended September 30, 2023 and 2022 was $15 thousand and $0.1 million, respectively.
At September 30, 2023 and June 30, 2023, there was $0.4 million and $0.4 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at September 30, 2023 is expected to be recognized over the weighted average period of 2.0 years. Total compensation expense for CSRSUs was $0.1 million and $0.1 million, respectively for the three months ended September 30, 2023 and 2022.
Note 14. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	September 30, 2023	June 30, 2023
Accrued workers’ compensation liabilities	$822	$992
Finance lease liabilities	193	193
Other (1)	2,831	3,334
Other current liabilities	$3,846	$4,519
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	September 30, 2023	June 30, 2023
Deferred compensation (1)	$294	$267
Finance lease liabilities	212	270
Other long-term liabilities	$506	$537
___________
(1) Includes payroll taxes and cash-settled restricted stock units liabilities.
Note 16. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended September 30,
	2023	2022
Income tax (benefit) expense	$(132)	$43
Effective tax rate	9.2%	(2.8)%
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future income projections.
Tax benefit in the three months ended September 30, 2023 was $132 thousand compared to tax expense of $43 thousand in the three months ended September 30, 2022, which primarily relates to state income tax, the change in previously recorded valuation allowance and the change in our estimated deferred tax liability.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of September 30, 2023, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2020. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
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
The following table presents the computation of basic and diluted net earnings loss per common share:

	Three Months Ended September 30,
(In thousands, except share and per share amounts)	2023	2022
Loss from continuing operations available to common stockholders	$(1,307)	$(1,580)
Loss from discontinued operations available to common stockholders	—	(5,794)
Net loss available to common stockholders—basic and diluted	(1,307)	(7,374)

Weighted average shares outstanding - basic and diluted	20,366,017	18,948,453
Loss from continuing operations per share available to common stockholders—basic and diluted	$(0.06)	$(0.08)
Loss from discontinued operations per share available to common stockholders—basic and diluted	$—	$(0.31)
Net loss per common share available to stockholders—basic and diluted	$(0.06)	$(0.39)
The following table summarizes weighted average anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	Three Months Ended September 30,
	2023	2022
Shares issuable under stock options	331,658	439,318
Shares issuable under PBRSUs	17,578	437,453
Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock. There are no preferred shares issued and outstanding as of September 30, 2023.
Effective August 25, 2022, 12,964 shares of Series A Preferred Stock were converted into 399,208 shares of common stock at a conversion price of $38.32, in accordance with the terms of the Company’s Designation of Series A Preferred Stock.
The shares of Series A Preferred Stock were originally issued to Boyd Coffee Company (“Boyd”) on October 2, 2017 pursuant to the Boyd Purchase Agreement. 1,736 shares of Series A Preferred Stock originally issued to Boyd in accordance with the terms of the Boyd Purchase Agreement were previously reacquired and cancelled by the Company as part of a settlement with Boyd on July 26, 2022. The shares of Series A Preferred Stock converted represented all of the issued and outstanding shares of Series A Preferred Stock. In connection therewith, the Company withheld the Holdback Shares against Boyd.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2023		2022
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$37,892	46.3%	$37,865	47.4%
Tea & Other Beverages (1)	20,234	24.7%	20,155	25.2%
Culinary	16,910	20.7%	14,811	18.6%
Spices	5,613	6.8%	6,024	7.5%
Delivery Surcharge	1,239	1.5%	971	1.3%
Net sales from continuing operations by product category	$81,888	100.0%	$79,826	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of September 30, 2023. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets. At September 30, 2023 and June 30, 2023, “Accounts receivable, net” included, $28.9 million and $42.9 million, respectively, in receivables from contracts with customers.
Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 19, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2023 Form 10-K. During the three months ended September 30, 2023, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of September 30, 2023, the Company had committed to purchase green coffee inventory totaling $36.5 million under fixed-price contracts, and $15.8 million in inventory and other purchases under non-cancelable purchase orders.
Legal Proceedings
The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 21. Sales of Assets
Sale of Branch Property
During the three months ended September 30, 2023, the Company completed the sale of four branch properties. The total sales price was $9.7 million and net proceeds was $8.9 million. The completed sale of branch properties resulted in a gain on sale of $7.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 (the “2023 Form 10-K”), as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC. The Company’s results of operations for all periods presented have been adjusted to reflect the discontinued operations related to the Sale.
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

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change	% Change
Income Statement Data:
Net sales	$81,888	$79,826	$2,062	2.6%
Gross margin	37.6%	33.8%	3.8%	NM
Operating expenses as a % of sales	40.1%	34.8%	(5.3)%	NM
Loss from operations	$(2,088)	$(783)	$(1,305)	(166.7)%
Loss from continuing operations	$(1,307)	$(1,580)	$273	17.3%

Operating Data:
Coffee pounds sold	5,495	5,880	(385)	(6.5)%
EBITDA (1)	$2,516	$2,748	$(232)	(8.4)%
EBITDA Margin (1)	3.1%	3.4%	(0.3)%	NM
Adjusted EBITDA (1)	$(452)	$(3,920)	$3,468	88.5%
Adjusted EBITDA Margin (1)	(0.6)%	(4.9)%	4.3%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	46.3%	47.4%	(1.1)%	(2.3)%
Tea & Other Beverages (2)	24.7%	25.2%	(0.5)%	(2.0)%
Culinary	20.7%	18.6%	2.1%	11.3%
Spices	6.8%	7.5%	(0.7)%	(9.3)%
Delivery Surcharge	1.5%	1.3%	0.5%	NM
Net sales from continuing operations	100.0%	100.0%	—%	NM

Other data:
Capital expenditures related to maintenance	$3,511	$2,681	$(830)	(31.0)%
Total capital expenditures	3,511	2,823	(688)	(24.4)%
Depreciation and amortization expense	2,948	3,381	433	12.8%
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

Results of Operations
The following table sets forth information regarding our consolidated results of continuing operations for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change	% Change
Net sales	$81,888	$79,826	$2,062	2.6%
Cost of goods sold	51,100	52,808	1,708	3.2%
Gross profit	30,788	27,018	3,770	14.0%
Selling expenses	26,829	25,755	(1,074)	(4.2)%
General and administrative expenses	12,832	9,228	(3,604)	(39.1)%
Net gains from sale of assets	(6,785)	(7,182)	(397)	(5.5)%
Operating expenses	32,876	27,801	(5,075)	(18.3)%
Loss from operations	(2,088)	(783)	(1,305)	NM
Other (expense) income:
Interest expense	(2,222)	(2,070)	(152)	(7.3)%
Other, net	2,871	1,316	1,555	NM
Total other expense	649	(754)	1,403	NM
Loss before taxes	(1,439)	(1,537)	98	6.4%
Income tax (benefit) expense	(132)	43	175	NM
Loss from continuing operations	$(1,307)	$(1,580)	$273	17.3%
___________
NM - Not Meaningful
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net Sales
Net sales in the three months ended September 30, 2023 increased $2.1 million, or 2.6%, to $81.9 million from $79.8 million in the three months ended September 30, 2022. The increase in net sales for the three months ended September 30, 2023 was primarily due to higher pricing compared to the prior period.
The following table presents the effect of changes in unit sales, and unit pricing and product mix in the three months ended September 30, 2023 compared to the same period in the prior fiscal year (in millions):

Three Months Ended September 30, 2023 vs. 2022
Effect of change in unit sales	$(5.6)
Effect of pricing and product mix changes	7.7
Total increase in net sales	$2.1
Unit sales decreased 6.5% and average unit price increased by 9.4% in the three months ended September 30, 2023 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 2.6%. Average unit price increased during the three months ended September 30, 2023 due to a higher DSD product mix and price increases. There were no new product category introductions which had a material impact on our net sales in the three months ended September 30, 2023 or 2022.
Gross Profit
Gross profit increased to $30.8 million for the three months ended September 30, 2023, compared to $27.0 million for the three months ended September 30, 2022. Gross margin increased to 37.6% for the three months ended September 30, 2023 from 33.8% for the three months ended September 30, 2022. The increase in gross profit was primarily due to improved pricing and a decrease in underlying commodities pricing compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended September 30, 2023, operating expenses increased $5.1 million to $32.9 million, or 40.1% of net sales, from $27.8 million, or 34.8% of net sales in the prior year period. This increase was due to $3.6 million increase in general and administrative expenses, $0.4 million decrease in net gains from the sale of branch properties and other assets during the three months ended September 30, 2023 and a $1.1 million increase in selling expenses. The increase in selling expenses during the three months ended September 30, 2023 was primarily due to additional spend on vehicles, fleet and freight. The increase in general and administrative expenses during the three months ended September 30, 2023 was primarily due to severance-related costs of a $2.3 million. Further, the increase was impacted by the non-recurrence of a $1.9 million gain related to the settlement of the Boyd’s acquisition, offset slightly by an increase in contract services in the prior period.
Total Other Expense
Total other expense for the three months ended September 30, 2023 increased $1.4 million to income of $0.6 million compared to $0.8 million of expense in the three months ended September 30, 2022.
Interest expense in the three months ended September 30, 2023 increased $0.1 million to $2.2 million from $2.1 million in the prior year period. The increase is primarily related to higher interest rates compared to the prior year period.
Other, net in the three months ended September 30, 2023 increased by $1.6 million to $2.9 million compared to $1.3 million in the prior year period. The change was primarily a result of higher mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges in the current period compared to the prior year period.
Income Taxes
In the three months ended September 30, 2023 and September 30, 2022, we recorded income tax benefit of $132 thousand and an income tax expense of $43 thousand, respectively. See Note 16, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures
In addition to net loss determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net loss from continuing operations excluding the impact of:
•income tax expense;
•interest expense; and
•depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net loss from continuing operations excluding the impact of:
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
Set forth below is a reconciliation of reported net loss from continuing operations to EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2023	2022
Net loss from continuing operations, as reported	$(1,307)	$(1,580)
Income tax (benefit) expense	(132)	43
Interest expense (1)	1,007	904
Depreciation and amortization expense	2,948	3,381
EBITDA	$2,516	$2,748
EBITDA Margin	3.1%	3.4%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.

Set forth below is a reconciliation of reported net loss from continuing operations to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2023	2022
Net loss from continuing operations, as reported	$(1,307)	$(1,580)
Income tax (benefit) expense	(132)	43
Interest expense (1)	1,007	904
Depreciation and amortization expense	2,948	3,381
401(k), ESOP and share-based compensation expense	1,552	2,197
Gain on settlement with Boyd's sellers (2)	—	(1,917)
Net gains from sale of assets	(6,785)	(7,182)
Severance costs	2,265	234
Adjusted EBITDA	$(452)	$(3,920)
Adjusted EBITDA Margin	(0.6)%	(4.9)%
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
We operate a production facility in Portland, Oregon. We distribute our products from our Portland, Oregon production facility, as well as separate distribution centers in Northlake, Texas; Portland, Oregon; Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 241 delivery routes and 106 branch warehouses as of September 30, 2023. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				September 30, 2023		June 30, 2023
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate (1)
Revolver	Various	4/26/2027	N/A	$23,300	6.99%	$23,021	6.66%

The revolver under the Credit Facility has a commitment of up to $75.0 million and a maturity date of April 26, 2027. Availability under the revolver is calculated as the lesser of (a) $75.0 million or (b) the amount equal to the sum of (i) 85% of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value of Eligible Inventory, minus (c) applicable reserve. The Term Loan under the Term Credit Facility was fully paid down on June 30, 2023.
The Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments. As of and through September 30, 2023, we were in compliance with all of the covenants under the Credit Facility.
The Credit Facility provides us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment and continue to execute on key strategic initiatives.
Pursuant to an International Swap Dealers Association, Inc. Master Agreement (“ISDA”) effective March 20, 2019, the Company on March 27, 2019, entered into a swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Original Rate Swap”). On May 16, 2023, the Company settled the Original Rate Swap. The net settlement of the Original Rate Swap was a $13 thousand loss. There was no remaining balance frozen in AOCI as of June 30, 2023.
At September 30, 2023, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.6 million of the letters of credit sublimit.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Credit Facility described above. In light of our financial position, operating performance and current economic conditions, including the state of the global capital markets, there can be no assurance as to whether or when we will be able to raise capital by issuing securities. We believe that the Credit Facility, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
At September 30, 2023, we had $4.0 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity. At September 30, 2023, we had $25.4 million available on our Revolver Credit Facility.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Three Months Ended September 30,
	2023	2022
Consolidated Statements of cash flows data (in thousands)
Net cash used in operating activities	$(7,137)	$(6,254)
Net cash provided by investing activities	5,747	6,238
Net cash provided by financing activities	184	5,090
Net decrease in cash and cash equivalents and restricted cash	$(1,206)	$5,074
Operating Activities
Net cash used in operating activities during the three months ended September 30, 2023 was $7.1 million as compared to $6.3 million in the three months ended September 30, 2022, an increase in cash used in operations of $0.9 million. The change was driven by an increase in inventory, partially offset by a decrease in accounts receivables.
Investing Activities
Net cash provided by investing activities during the three months ended September 30, 2023 was $5.7 million as compared to $6.2 million in the three months ended September 30, 2022. The net change in investing activities was primarily due to an increase of $0.2 million related to proceeds from the sale of property, plant and equipment offset by an increase of $0.7 million in fixed asset purchases during the three months ended September 30, 2023.
Financing Activities
Net cash provided by financing activities during the three months ended September 30, 2023 was $0.2 million as compared to $5.1 million in the three months ended September 30, 2022. The decrease of $4.9 million was due to net borrowing proceeds of $0.3 million under the Credit Facility this period compared to $5.4 million in the prior year period.

Capital Expenditures
For the three months ended September 30, 2023 and 2022, our capital expenditures paid were $3.5 million and $2.8 million, respectively. In fiscal 2024, we anticipate paying between $16.0 million to $18.0 million in capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facility.
Depreciation and amortization expenses were $2.9 million and $3.4 million in the three months ended September 30, 2023 and 2022, respectively.
Purchase Commitments
As of September 30, 2023, the Company had committed to purchase green coffee inventory totaling $36.5 million under fixed-price contracts, and $15.8 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of September 30, 2023, the Company had operating and finance lease payment commitments totaling $24.8 million.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2023 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2023 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2023 Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2023, the Company did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At September 30, 2023, we had outstanding borrowings on our Revolver Credit Facility of $23.3 million and had utilized $4.6 million of the letters of credit sublimit. The weighted average interest rate on our Revolver Credit Facility was 6.99%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under these Credit Facility based on the weighted average interest rate on the outstanding borrowings as of September 30, 2023:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$23,300	5.49%	$1,279
–100 basis points	$23,300	5.99%	$1,396
Unchanged	$23,300	6.99%	$1,629
+100 basis points	$23,300	7.99%	$1,862
+150 basis points	$23,300	8.49%	$1,978
Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of green coffee. We value green coffee inventory on the FIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. See Note 5, Derivative Instruments, of the Notes to the Unaudited Consolidated Financial Statements for further discussions of our derivative instruments.
The following table summarizes the potential impact as of September 30, 2023 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments (1)	$70	$(70)	$133	$(133)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of September 30, 2023. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
Our management, with the participation of our Interim Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023 pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2023 Form 10‑K. During the three months ended September 30, 2023, there have been no material changes to the risk factors disclosed in our 2023 Form 10‑K.
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

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2023 and incorporated herein by reference).

10.1	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed herewith).*

10.2	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed herewith).*

10.3	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Cash-Based Restricted Stock Unit Award Agreement (filed herewith).*

10.4	Retention Agreement, dated September 13, 2023, by and between Farmer Bros. Co. and Brad Bollner (filed herewith).*

10.5	Retention Agreement, dated September 13, 2023, by and between Farmer Bros. Co. and Jared Vitemb (filed herewith).*

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).
________________

*	Filed herewith
**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ John Moore
John Moore Interim President and Chief Executive Officer (principal executive officer)
November 9, 2023

By:	/s/ Brad Bollner
Brad Bollner Interim Chief Financial Officer (principal financial officer)
November 9, 2023