Form 10-Q
period 2023-12-31
FARMER BROTHERS CO
filed 2024-02-08
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
YES ☐ NO  ☒
As of February 5, 2024, the registrant had 21,074,434 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,932	$5,244
Restricted cash	175	175
Accounts receivable, net of allowance for credit losses of $710 and $416, respectively	32,850	45,129
Inventories	55,469	49,276
Short-term derivative assets	279	68
Prepaid expenses	5,140	5,334
Assets held for sale	3,573	7,770
Total current assets	104,418	112,996
Property, plant and equipment, net	33,933	33,782
Intangible assets, net	12,330	13,493
Right-of-use operating lease assets	29,142	24,593
Other assets	2,023	2,917
Total assets	$181,846	$187,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	44,204	60,088
Accrued payroll expenses	12,681	10,082
Right-of-use operating lease liabilities - current	12,404	8,040
Short-term derivative liability	498	2,636
Other current liabilities	3,757	4,519
Total current liabilities	73,544	85,365
Long-term borrowings under revolving credit facility	23,300	23,021
Accrued pension liabilities	19,354	19,761
Accrued postretirement benefits	785	763
Accrued workers’ compensation liabilities	2,504	3,065
Right-of-use operating lease liabilities - noncurrent	17,346	17,157
Other long-term liabilities	1,752	537
Total liabilities	$138,585	$149,669
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 20,793,956 and 20,142,973 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	20,795	20,144
Additional paid-in capital	79,598	77,278
Accumulated deficit	(25,082)	(26,479)
Accumulated other comprehensive loss	(32,050)	(32,831)
Total stockholders’ equity	$43,261	$38,112
Total liabilities and stockholders’ equity	$181,846	$187,781
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net sales	$89,453	$88,919	$171,340	$168,746
Cost of goods sold	53,344	57,896	104,444	110,704
Gross profit	36,109	31,023	66,896	58,042
Selling expenses	28,141	25,632	54,969	51,388
General and administrative expenses	9,655	8,587	22,486	17,815
Net (gains) losses from sale of assets	(6,138)	55	(12,922)	(7,127)
Operating expenses	31,658	34,274	64,533	62,076
Income (loss) from operations	4,451	(3,251)	2,363	(4,034)
Other (expense) income:
Interest expense	(1,907)	(1,858)	(4,129)	(3,928)
Other, net	324	(3,533)	3,195	(2,217)
Total other expense	(1,583)	(5,391)	(934)	(6,145)
Income (loss) from continuing operations before taxes	2,868	(8,642)	1,429	(10,179)
Income tax expense	164	40	32	83
Income (loss) from continuing operations	$2,704	$(8,682)	$1,397	$(10,262)
Loss from discontinued operations, net of income taxes	$—	$(4,926)	$—	$(10,720)
Net income (loss)	$2,704	$(13,608)	$1,397	$(20,982)
Income (loss) from continuing operations available to common stockholders per common share, basic and diluted	$0.13	$(0.47)	$0.07	$(0.53)
Loss from discontinued operations available to common stockholders per common share, basic and diluted	$—	$(0.26)	$—	$(0.56)
Net income (loss) available to common stockholders per common share, basic and diluted	$0.13	$(0.73)	$0.07	$(1.09)
Weighted average common shares outstanding—basic	20,728,699	18,723,957	20,565,492	19,243,707
Weighted average common shares outstanding—diluted	20,917,562	18,723,957	20,740,303	19,243,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income (loss)	$2,704	$(13,608)	$1,397	$(20,982)
Other comprehensive loss, net of taxes:
Unrealized gains (losses) on derivatives designated as cash flow hedges	606	(2,284)	151	(2,812)
Losses (gains) on derivatives designated as cash flow hedges reclassified to cost of goods sold	802	(600)	630	(1,881)
Losses on derivative instruments undesignated as cash flow hedges reclassified to interest expense	—	279	—	566
Total comprehensive income (loss)	$4,112	$(16,213)	$2,178	$(25,109)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)
	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	20,142,973	$20,144	$77,278	$(26,479)	$(32,831)	$38,112
Net loss	—	—	—	(1,307)	—	(1,307)
Cash flow hedges, net of taxes	—	—	—	—	(628)	(628)
401(k) compensation expense, including reclassifications	154,046	154	653	—	—	807
Share-based compensation	—	—	814	—	—	814
Issuance of common stock and stock option exercises	279,464	280	(280)	—	—	—
Balance at September 30, 2023	20,576,483	$20,578	$78,465	$(27,786)	$(33,459)	$37,798
Net income	—	—	—	2,704	—	2,704
Cash flow hedges, net of taxes	—	—	—	—	1,409	1,409
401(k) compensation expense, including reclassifications	171,786	172	740	—	—	912
Share-based compensation	—	—	438	—	—	438
Issuance of common stock and stock option exercises	45,687	45	(45)	—	—	—
Balance at December 31, 2023	20,793,956	$20,795	$79,598	$(25,082)	$(32,050)	$43,261

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)
	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2022	14,700	$15	18,464,966	$18,466	$71,997	$52,701	$(38,431)	$104,748
Net loss	—	—	—	—	—	(7,374)	—	(7,374)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(1,521)	(1,521)
401(k) compensation expense, including reclassifications	—	—	257,052	257	940	—	—	1,197
Share-based compensation	—	—	—	—	1,165	—	—	1,165
Issuance of common stock and stock option exercises	—	—	158,744	159	(159)	—	—	—
Conversion and cancellation of preferred shares	(14,700)	(15)	399,208	399	(1,750)	—	—	(1,366)
Balance at September 30, 2022	—	—	19,279,970	$19,281	$72,193	$45,327	$(39,952)	$96,849
Net loss	—	—	—	—	—	(13,608)	—	(13,608)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(2,606)	(2,606)
401(k) compensation expense, including reclassifications	—	—	264,712	265	1,059	—	—	1,324
Share-based compensation	—	—	—	—	979	—	—	979
Issuance of common stock and stock option exercises	—	—	137,261	137	(137)	—	—	—
Balance at December 31, 2022	—	—	19,681,943	$19,683	$74,094	$31,719	$(42,558)	$82,938

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,397	$(20,982)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	5,792	11,316
Gain on settlement related to Boyd's acquisition	—	(1,917)
Net gains from sale of assets	(14,136)	(7,127)
Net losses (gains) on derivative instruments	429	2,074
401(k) and share-based compensation expense	2,970	4,665
Provision for credit losses	450	211
Change in operating assets and liabilities:
Accounts receivable, net	13,044	(3,589)
Inventories	(6,193)	16,081
Derivative (liabilities) assets, net	(779)	(1,668)
Other assets	1,146	(219)
Accounts payable	(15,936)	9,877
Accrued expenses and other	949	(5,159)
Net cash (used in) provided by operating activities	(10,867)	3,563
Cash flows from investing activities:
Sale of business	(1,214)	—
Purchases of property, plant and equipment	(6,853)	(7,714)
Proceeds from sales of property, plant and equipment	20,497	9,933
Net cash provided by investing activities	12,430	2,219
Cash flows from financing activities:
Proceeds from Credit Facilities	2,279	54,000
Repayments on Credit Facilities	(2,000)	(49,383)
Payments of finance lease obligations	(96)	(96)
Payment of financing costs	(58)	(357)
Net cash provided by financing activities	125	4,164
Net increase in cash and cash equivalents and restricted cash	1,688	9,946
Cash and cash equivalents and restricted cash at beginning of period	5,419	9,994
Cash and cash equivalents and restricted cash at end of period	$7,107	$19,940

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,456	$2,965
Non-cash issuance of ESOP and 401(K) common stock	326	522
Non cash additions to property, plant and equipment	52	138

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2023, as amended by the Form 10-K/A filed on October 27, 2023 (as amended, the “2023 Form 10-K”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain amounts disclosed in fiscal 2023 have been reclassified to conform with the discontinued operations.
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
Correction of an Immaterial Error
In conjunction with our close process for the second quarter of fiscal year 2024, the Company identified an error related to certain vehicle operating leases which were not properly recorded as a right of use asset and right of use liability in accordance with ASC Topic 842 and were corrected as of December 31, 2023. The correction of this error had no impact on the statements of operations, statements of comprehensive income (loss), or the statement of cash flows. No adjustments were necessary for prior periods as the effects were immaterial.
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the 2023 Form 10-K.
During the three and six months ended December 31, 2023, there were no significant updates made to the Company’s significant accounting policies.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Concentration of Credit Risk
At December 31, 2023 and June 30, 2023, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
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
		Issuance date of March 12, 2020 through December 31, 2024.	The Company does not anticipate any material impacts on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740)”, Improvements to Income Tax Disclosures	The amendments in this Update address investor requests for more
	transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.	Effective for annual periods beginning after December 15, 2024.	The Company is still evaluating the impact of this standard.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)”, Improvements to Reportable Segment Disclosures.	The amendments in this Update are to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses.	Effective for annual periods beginning after December 15, 2024.	The Company is still evaluating the impact of this standard.
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
The accounting requirements for reporting the Sale as a discontinued operation were met when the Sale was completed as of June 30, 2023. Accordingly, the consolidated financial statements reflect the results of the Sale as a discontinued operation. As of December 31, 2023, the Company recorded a net loss of $1.2 million related to a working capital adjustment.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

There was no activity related to the discontinued operations for the three and six months ended December 31, 2023. The operating results of the divested operations have been reclassified as discontinued operations in the Consolidated Statements of Operations for the three and six months ended December 31, 2022, as detailed in the table below:

(In thousands)	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022
Net sales	$43,773	$85,327
Cost of goods sold	44,407	86,382
Gross (loss) profit	(634)	(1,055)
Selling expenses	1,588	3,423
General and administrative expenses	1,245	2,504
Operating expense	2,833	5,927
Loss from discontinued operations	(3,467)	(6,982)
Other (expense) income:
Interest expense	(1,722)	(4,293)
Other, net	263	555
Total other (expense)	(1,459)	(3,738)
Loss from discontinued operations before taxes	(4,926)	(10,720)
Income tax benefit	—	—
Loss from discontinued operations, net of income taxes	$(4,926)	$(10,720)
Interest expense for the Revolver (as defined below) was allocated on a ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt and the Term Loan (as defined below) was fully allocated to discontinued operations as it was required to be repaid in full.
Applicable Consolidated Statements of Cash Flow information related to the divested operations for the six month period ended December 31, 2022 is detailed in the table below:

(In thousands)	December 31, 2022
Cash Flows from Discontinued Operations
Net cash used in operating activities	$(13,518)
Net cash used in investing activities	(1,782)
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
The components of lease expense are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Operating lease expense	$3,445	$1,986	$6,322	$3,946
Finance lease expense:
Amortization of finance lease assets	41	41	82	82
Interest on finance lease liabilities	7	9	13	18
Total lease expense	$3,493	$2,036	$6,417	$4,046

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Maturities of lease liabilities are as follows:

	December 31, 2023
(In thousands)	Operating Leases	Finance Leases
2024	$6,371	$96
2025	11,168	193
2026	6,749	96
2027	4,541	—
2028	3,521	—
Thereafter	887	—
Total lease payments	33,237	385
Less: interest	(3,487)	(25)
Total lease obligations	$29,750	$360
Lease term and discount rate:

	December 31, 2023	June 30, 2023
Weighted-average remaining lease terms (in years):
Operating lease	4.7	5.9
Finance lease	2.0	2.5

Weighted-average discount rate:
Operating lease	6.56%	6.20%
Finance lease	6.50%	6.50%
Other Information:

	Six Months Ended December 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,319	$3,882
Operating cash flows from finance leases	13	18
Financing cash flows from finance leases	96	96
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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at December 31, 2023 and June 30, 2023:

(In thousands)	December 31, 2023	June 30, 2023
Derivative instruments designated as cash flow hedges:
Long coffee pounds	300	1,538
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	22	6,713
Short coffee pounds	—	(4,388)
Total	322	3,863
Coffee-related derivative instruments designated as cash flow hedges outstanding as of December 31, 2023 will expire within 1 year. At December 31, 2023 and June 30, 2023 approximately 93% and 40%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
Fair values of derivative instruments on the Company’s consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
(In thousands)	December 31, 2023	June 30, 2023	December 31, 2023	June 30, 2023
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments (1)	$94	$4	$185	$64
Long-term derivative assets:
Coffee-related derivative instruments (2)	—	—	19	—
Short-term derivative liabilities:
Coffee-related derivative instruments (3)	—	158	498	2,478
Long-term derivative liabilities:
Coffee-related derivative instruments (4)	—	—	1,218	—
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

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
(In thousands)	2023	2022	2023	2022
Net (losses) gains recognized from AOCI to earnings - Interest rate swap	—	(6)	—	386	Interest Expense
Net losses reclassified from AOCI to earnings for de-designated Interest rate swap	—	(273)	—	(952)	Interest Expense
Net gain (losses) recognized in AOCI - Coffee-related	606	(2,284)	151	(2,812)	AOCI
Net (losses) gains recognized in earnings - Coffee - related	(802)	600	(630)	1,881	Cost of goods sold
For the three and six months ended December 31, 2023 and 2022, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows also include net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and six months ended December 31, 2023 and 2022. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s consolidated statements of operations and in Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Net (gains) losses on coffee-related derivative instruments (1)	$(1,177)	$(4,167)	$202	$(3,605)
Non-operating pension and other postretirement benefits	915	727	1,831	1,455
Other gains, net	586	(93)	1,162	(67)
Other, net	$324	$(3,533)	$3,195	$(2,217)
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and six months ended December 31, 2023 and 2022.
Statement of Comprehensive Income (Loss)
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Accumulated other comprehensive loss (income) beginning balance	$1,803	$(170)	$1,176	$(1,692)

Net (losses) gains recognized from AOCI to earnings - Interest rate swap	—	(6)	—	386
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	—	(273)	—	(952)
Net (gains) losses recognized in AOCI - Coffee-related	(606)	2,284	(151)	2,812
Net (losses) gains recognized in earnings - Coffee - related	(802)	600	(630)	1,881
Accumulated other comprehensive loss ending balance	$395	$2,435	$395	$2,435
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
December 31, 2023	Derivative Assets	$298	$(298)	$—	$—
	Derivative Liabilities	1,716	(298)	—	1,418
June 30, 2023	Derivative Assets	68	(68)	—	—
	Derivative Liabilities	2,636	(68)	—	2,568
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at December 31, 2023, $0.1 million of net gains on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next 12 months. These recorded values are based on market prices of the commodities as of December 31, 2023.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 6. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2023
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$94	$—	$94	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	204	—	204	—
Coffee-related derivative liabilities (1)	1,716	—	1,716	—

	Total	Level 1	Level 2	Level 3
June 30, 2023
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$4	$—	$4	$—
Coffee-related derivative liabilities (1)	158	—	158	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	64	—	64	—
Coffee-related derivative liabilities (1)	2,478	—	2,478	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
Note 7. Accounts Receivable, Net

(In thousands)	December 31, 2023	June 30, 2023
Trade receivables	$28,262	$42,914
Other receivables (1)	5,298	2,631
Allowance for credit losses	(710)	(416)
Accounts receivable, net	$32,850	$45,129
__________
(1) Includes vendor rebates, transition services receivables and other non-trade receivables.
There was no material change in the allowance for credit losses during the six months ended December 31, 2023.
Note 8. Inventories

(In thousands)	December 31, 2023	June 30, 2023
Coffee
Processed	$18,809	$15,860
Unprocessed	8,576	7,409
Total	$27,385	$23,269
Tea and culinary products
Processed	23,749	21,418
Unprocessed	54	63
Total	$23,803	$21,481
Coffee brewing equipment parts	4,281	4,526
Total inventories	$55,469	$49,276
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 9. Property, Plant and Equipment

(In thousands)	December 31, 2023	June 30, 2023
Buildings and facilities	$20,431	$20,146
Machinery, vehicles and equipment	136,871	144,473
Capitalized software	8,770	7,934
Office furniture and equipment	8,291	8,231
	$174,363	$180,784
Accumulated depreciation	(141,348)	(147,920)
Land	918	918
Property, plant and equipment, net	$33,933	$33,782
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	December 31, 2023	June 30, 2023
Coffee Brewing Equipment	$92,250	$93,159
Accumulated depreciation	(66,183)	(66,953)
Coffee Brewing Equipment, net	$26,067	$26,206
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Depreciation expense in COGS	$1,790	$1,810	$3,585	$3,618
CBE Costs excl. depreciation exp	8,807	7,215	18,691	14,419
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.
Note 10. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets:

		December 31, 2023			June 30, 2023
(In thousands)	Weighted Average Amortization Period as of December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	3.2	$33,003	$(25,195)	$7,808	$33,003	$(24,092)	$8,911
Recipes	0.0	930	(930)	—	930	(885)	45
Trade name/brand name	0.0	510	(510)	—	510	(495)	15
Total amortized intangible assets		$34,443	$(26,635)	$7,808	$34,443	$(25,472)	$8,971
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$4,522	$—	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$4,522	$—	$4,522
Total intangible assets		$38,965	$(26,635)	$12,330	$38,965	$(25,472)	$13,493
Aggregate amortization expense for the three months ended December 31, 2023 and 2022 was $0.6 million in each period. Aggregate amortization expense for the six months ended December 31, 2023 and 2022 was $1.2 million in each period.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 11. Employee Benefit Plans
Single Employer Pension Plans
As of December 31, 2023, the Company has two defined benefit pension plans for certain employees, the "Farmer Bros. Plan" and the “Hourly Employees' Plan.” The Company froze benefit accruals and participation in these plans effective June 30, 2011 and October 1, 2016, respectively. After the plan freezes, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Interest cost	$1,204	$1,156	$2,408	$2,312
Expected return on plan assets	(1,122)	(1,009)	(2,244)	(2,018)
Amortization of net loss (1)	207	281	413	563
Net periodic benefit cost	$289	$428	$577	$857
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	December 31, 2023	June 30, 2023
Discount rate	5.05%	4.50%
Expected long-term return on plan assets	7.00%	6.50%
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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Contributions to WCTPP	$356	$378	$672	$665
Contributions to All Other Plans	10	8	18	16
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
Beginning in January 2022, the Company amended the 401(k) matching program, whereby the Company on a quarterly basis, will contribute, instead of cash, shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”) with a value equal to 50% of any non-union employee's annual contribution to the 401(k) Plan, up to 6% of such employee's eligible income. The terms of the match are substantially the same as the safe-harbor non-elective contribution. On January 1, 2023, the Company changed its match to 100% of the first 3% each eligible employee contributes plus 50%

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

on the next 2% they contribute. Effective January 1, 2024, the Company amended the 401(k) matching program, whereby the Company on an annual basis will contribute cash for 100% of the first 3% each eligible employee contributes plus 50% on the next 2% they contribute.
The Company recorded matching contributions of $0.4 million and $0.6 million in operating expenses in the three months ended December 31, 2023 and 2022, respectively. The Company recorded matching contributions of $0.5 million and $1.1 million in operating expenses in the six months ended December 31, 2023 and 2022, respectively.
During the three months ended December 31, 2023 and 2022, the Company contributed a total of 171,786 and 264,712 of shares Common Stock with a value of $0.6 million and $0.6 million, respectively, to eligible participants’ annual plan compensation. During the six months ended December 31, 2023 and 2022, the Company contributed a total of 325,832 and 521,764 of shares Common Stock with a value of $0.8 million and $1.2 million, respectively, to eligible participants’ annual plan compensation.
Note 12. Debt Obligations
The following table summarizes the Company’s debt obligations:

				December 31, 2023		June 30, 2023
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/26/2027	N/A	$23,300	7.06%	$23,021	6.66%
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
On December 4, 2023 (the “Effective Date”), the Company, and certain of its subsidiaries entered into that certain Consent and Amendment No. 5 to Credit Agreement (the “Consent and Amendment”), with the lenders party thereto (the “Lenders”), and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group (in such capacity, the “Agent”) to amended certain terms of the agreement, including the definition of specified real property and the release of security interests in certain real properties. The Consent and Amendment amends that certain Credit Agreement, originally entered into by the parties on April 26, 2021, which governs the Company’s revolving credit facility (as amended or otherwise modified, the “Credit Agreement”).
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
At December 31, 2023, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.6 million of the letters of credit sublimit. At December 31, 2023, we had $24.5 million available for borrowing under our Revolver Credit Facility.
As of December 31, 2023, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement. Furthermore, the Company believes it will be in compliance with the related financial covenants under this agreement for the next 12 months.
Note 13. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of December 31, 2023, there were 2,192,067 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of December 31, 2023, there were 202,256 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted during the six months ended December 31, 2023.
The following table summarizes NQO activity for six months ended December 31, 2023:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2023	331,658	11.69	3.35	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	(312,208)	11.31	—	—
Outstanding at December 31, 2023	19,450	17.75	2.64	$—
Exercisable at December 31, 2023	19,450	17.75	2.64	$—
There were no NQOs exercised during six months ended December 31, 2023 and 2022.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

At December 31, 2023 and June 30, 2023, there was no unrecognized NQO compensation cost. Total compensation expense for NQOs was $24 thousand and $0.1 million for the three and six months ended December 31, 2022.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the six months ended December 31, 2023:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2023	991	32.85	0.36	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	(991)	32.85	—	—
Outstanding at December 31, 2023	—	—	0.00	$—
Exercisable at December 31, 2023	—	—	0.00	$—
There were no PNQs exercised during six months ended December 31, 2023 and 2022.
At December 31, 2023 and 2022, there was no PNQ compensation expense and no unrecognized PNQ compensation cost.
Restricted Stock
The following table summarizes restricted stock activity for the six months ended December 31, 2023:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2023	882,554	6.14
Granted	292,651	2.50
Vested/Released	(226,993)	6.66
Cancelled/Forfeited	(306,086)	6.61
Outstanding and nonvested at December 31, 2023	642,126	4.05
The weighted average grant date fair value of RSUs granted during the quarter ended December 31, 2023 and 2022 were $2.42 and $6.15, respectively. The total grant-date fair value of restricted stock granted during the six months ended December 31, 2023 was $0.7 million. The total fair value of awards vested during the six months ended December 31, 2023 and 2022 were $0.6 million and $1.6 million, respectively.
At December 31, 2023 and June 30, 2023, there was $1.5 million and $3.6 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at December 31, 2023 is expected to be recognized over the weighted average period of 2.1 years. Total compensation expense for restricted stock was $0.4 million and $0.7 million, respectively, in the three months ended December 31, 2023 and 2022. Total compensation expense for restricted stock was $1.0 million and $1.4 million, respectively, in the six months ended December 31, 2023 and 2022.
Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the six months ended December 31, 2023:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded (1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2023	549,291	5.92
Granted	180,000	2.42
Vested/Released	(134,660)	4.10
Cancelled/Forfeited	(414,631)	6.51
Outstanding and nonvested at December 31, 2023	180,000	2.42
The weighted average grant date fair value of PBRSUs granted during the quarter ended December 31, 2023 and 2022 were $2.42 and $6.40, respectively. The total grant-date fair value of PBRSU granted during the six months ended December 31, 2023 was $0.4 million. The total fair value of awards vested during the six months ended December 31, 2023 and 2022 were $0.3 million and $3 thousand, respectively.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

At December 31, 2023 and June 30, 2023, there was $0.4 million and $1.7 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at December 31, 2023 is expected to be recognized over the weighted average period of 2.9 years. Total compensation expense for PBRSUs was $22 thousand and $0.2 million, respectively, for the three months ended December 31, 2023 and 2022. Total compensation expense for PBRSUs was $0.2 million and $0.4 million, respectively, for the six months ended December 31, 2023 and 2022.
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
The following table summarizes CSRSU activity for the six months ended December 31, 2023:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2023	184,807	6.15
Granted	556,000	2.42
Vested/Released	(63,934)	6.25
Cancelled/Forfeited	(27,380)	6.46
Outstanding and nonvested at December 31, 2023	649,493	2.92
The weighted average grant date fair value of CRSUs granted during the quarter ended December 31, 2023 and 2022 were $2.42 and $6.40, respectively. The total grant-date fair value of CRSU granted during the six months ended December 31, 2023 was $1.3 million. The total fair value of awards vested during the six months ended December 31, 2023 and 2022 was $0.2 million and $0.2 million, respectively.
At December 31, 2023 and June 30, 2023, there was $1.7 million and $0.4 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at December 31, 2023 is expected to be recognized over the weighted average period of 2.7 years. Total compensation expense for CSRSUs was $0.1 million and $0.1 million, respectively for the three months ended December 31, 2023 and 2022. Total compensation expense for CSRSUs was $0.2 million and $0.1 million, respectively for the six months ended December 31, 2023 and 2022.
Note 14. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	December 31, 2023	June 30, 2023
Accrued workers’ compensation liabilities	$708	$992
Finance lease liabilities	193	193
Other (1)	2,856	3,334
Other current liabilities	$3,757	$4,519
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	December 31, 2023	June 30, 2023
Derivative liabilities—noncurrent	$1,218	$—
Deferred compensation (1)	$353	$267
Finance lease liabilities	181	270
Other long-term liabilities	$1,752	$537
___________
(1) Includes payroll taxes and cash-settled restricted stock units liabilities.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 16. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Income tax expense	$164	$40	$32	$83
Effective tax rate	5.7%	(0.5)%	2.2%	(0.8)%
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
Tax expense in the three months ended December 31, 2023 was $164 thousand compared to $40 thousand in the three months ended December 31, 2022, which primarily relates to state income tax, the change in previously recorded valuation allowance and the change in our estimated deferred tax liability.
Tax expense in the six months ended December 31, 2023 was $32 thousand compared to $83 thousand in the six months ended December 31, 2022, which primarily relates to state income tax, the change in previously recorded valuation allowance and the change in our estimated deferred tax liability.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of December 31, 2023, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2020. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
Note 17. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing diluted net income (loss) attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, RSUs and shares of the Company’s Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), as converted, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period). Potentially dilutive securities include unvested RSUs and performance-based restricted stock units. For the three and six months ended December 31, 2022, shares of the Company’s outstanding RSUs, PBRSUs and stock options were not included in the computation of diluted loss per common share as their effects were anti-dilutive.
The following table presents the computation of basic and diluted net earnings income (loss) per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share amounts)	2023	2022	2023	2022
Income (loss) from continuing operations available to common stockholders	$2,704	$(8,682)	$1,397	$(10,262)
Loss from discontinued operations available to common stockholders	—	(4,926)	—	(10,720)
Net income (loss) available to common stockholders—basic and diluted	2,704	(13,608)	1,397	(20,982)

Weighted average shares outstanding - basic	20,728,699	18,723,957	20,565,492	19,243,707
Effect of dilutive securities:
Shares issuable under RSUs and PBSRUs	188,863	—	174,811	—
Weighted average common shares outstanding - diluted	20,917,562	18,723,957	20,740,303	19,243,707
Income (loss) from continuing operations per share available to common stockholders—basic and diluted	$0.13	$(0.47)	$0.07	$(0.53)
Loss from discontinued operations per share available to common stockholders—basic and diluted	$—	$(0.26)	$—	$(0.56)
Net income (loss) per common share available to stockholders—basic and diluted	$0.13	$(0.73)	$0.07	$(1.09)

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock. There are no preferred shares issued and outstanding as of December 31, 2023.
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
The Company delivers products to customers through Direct-store-delivery (“DSD”) to the Company’s customers at their place of business and directly from the Company’s warehouse to the customer’s warehouse, facility or address. Each delivery or shipment made to a third party customer is to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates.
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
(In thousands)	$	% of total	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$42,005	47.0%	$41,887	47.1%	$79,896	46.6%	$79,754	47.3%
Tea & Other Beverages (1)	24,190	27.0%	24,102	27.1%	44,424	25.9%	44,258	26.2%
Culinary	16,592	18.5%	16,269	18.3%	33,503	19.6%	31,079	18.4%
Spices	5,378	6.0%	5,709	6.4%	10,990	6.4%	11,733	7.0%
Delivery Surcharge	1,288	1.5%	952	1.1%	2,527	1.5%	1,922	1.1%
Net sales from continuing operations by product category	$89,453	100.0%	$88,919	100.0%	$171,340	100.0%	$168,746	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of December 31, 2023. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets.
Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 19, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2023 Form 10-K. During the six months ended December 31, 2023, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of December 31, 2023, the Company had committed to purchase green coffee inventory totaling $29.4 million under fixed-price contracts, and $19.7 million in inventory and other purchases under non-cancelable purchase orders.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Legal Proceedings
The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 21. Sales of Assets
Sale of Branch Properties
During the six months ended December 31, 2023, the Company completed the sale of ten branch properties. The total sales price was $21.4 million and net proceeds was $19.7 million. The completed sale of branch properties resulted in a gain on sale of $15.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023, as amended by the Form 10-K/A filed on October 27, 2023 (as amended, the “2023 Form 10-K”), as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC. The Company’s results of operations for all periods presented have been adjusted to reflect the discontinued operations related to the Sale.
Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, severe weather, levels of consumer confidence in national and local economic business conditions, the impact of labor market conditions, the increase of costs due to inflation, an economic downturn caused by any pandemic, epidemic or other disease outbreak, comparable or similar to COVID-19, the success of our turnaround strategy, the impact of capital improvement projects, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, our ability to meet financial covenant requirements in our Credit Facility, which could impact, among other things, our liquidity, the relative effectiveness of compensation-based employee incentives in causing improvements in our performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees, our success in adapting to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, including any effects from inflation, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.
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

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2023	2022	Change	% Change	2023	2022	Change	% Change
Income Statement Data:
Net sales	$89,453	$88,919	$534	0.6%	$171,340	$168,746	$2,594	1.5%
Gross margin	40.4%	34.9%	5.5%	NM	39.0%	34.4%	4.6%	NM
Operating expenses as a % of sales	35.4%	38.5%	3.1%	NM	37.7%	36.8%	(0.9)%	NM
Income (loss) from operations	$4,451	$(3,251)	$7,702	236.9%	$2,363	$(4,034)	$6,397	158.6%
Income (loss) from continuing operations	$2,704	$(8,682)	$11,386	131.1%	$1,397	$(10,262)	$11,659	113.6%

Operating Data:
Coffee pounds sold	5,812	6,373	(561)	(8.8)%	11,309	12,332	(1,023)	(8.3)%
EBITDA (1)	$6,404	$(4,625)	$11,029	238.5%	$8,920	$(1,877)	$10,797	(575.2)%
EBITDA Margin (1)	7.2%	(5.2)%	12.4%	NM	5.2%	(1.1)%	6.3%	NM
Adjusted EBITDA (1)	$2,311	$(2,210)	$4,521	204.6%	$1,860	$(6,130)	$7,990	130.3%
Adjusted EBITDA Margin (1)	2.6%	(2.5)%	5.1%	NM	1.1%	(3.6)%	4.7%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	47.0%	47.1%	(0.1)%	(0.2)%	46.6%	47.3%	(0.7)%	(1.5)%
Tea & Other Beverages (2)	27.0%	27.1%	(0.1)%	(0.4)%	25.9%	26.2%	(0.3)%	(1.1)%
Culinary	18.5%	18.3%	0.2%	1.1%	19.6%	18.4%	1.2%	6.5%
Spices	6.0%	6.4%	(0.4)%	(6.3)%	6.4%	7.0%	(0.6)%	(8.6)%
Delivery Surcharge	1.5%	1.1%	0.4%	NM	1.5%	1.1%	0.4%	NM
Net sales from continuing operations	100.0%	100.0%	—%	NM	100.0%	100.0%	—%	NM

Other data:
Capital expenditures related to maintenance	$3,342	$4,657	$1,315	28.2%	$6,853	$7,505	$652	8.7%
Total capital expenditures	3,342	4,725	1,383	29.3%	6,853	7,714	861	11.2%
Depreciation and amortization expense	2,844	3,324	480	14.4%	5,792	6,705	913	13.6%
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

Results of Operations
The following table sets forth information regarding our consolidated results of continuing operations for the three months ended December 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales	$89,453	$88,919	$534	0.6%	$171,340	$168,746	$2,594	1.5%
Cost of goods sold	53,344	57,896	4,552	7.9%	104,444	110,704	6,260	5.7%
Gross profit	36,109	31,023	5,086	16.4%	66,896	58,042	8,854	15.3%
Selling expenses	28,141	25,632	(2,509)	(9.8)%	54,969	51,388	(3,581)	(7.0)%
General and administrative expenses	9,655	8,587	(1,068)	(12.4)%	22,486	17,815	(4,671)	(26.2)%
Net (gains) losses from sale of assets	(6,138)	55	6,193	NM	(12,922)	(7,127)	5,795	81.3%
Operating expenses	31,658	34,274	2,616	7.6%	64,533	62,076	(2,457)	(4.0)%
Income (loss) from operations	4,451	(3,251)	7,702	236.9%	2,363	(4,034)	6,397	158.6%
Other (expense) income:
Interest expense	(1,907)	(1,858)	(49)	(2.6)%	(4,129)	(3,928)	(201)	(5.1)%
Other, net	324	(3,533)	3,857	NM	3,195	(2,217)	5,412	NM
Total other expense	(1,583)	(5,391)	3,808	(70.6)%	(934)	(6,145)	5,211	NM
Income (loss) before taxes	2,868	(8,642)	11,510	133.2%	1,429	(10,179)	11,608	114.0%
Income tax expense	164	40	124	NM	32	83	51	(61.4)%
Income (loss) from continuing operations	$2,704	$(8,682)	11,386	131.1%	$1,397	$(10,262)	$11,659	113.6%
___________
NM - Not Meaningful
Three and Six Months Ended December 31, 2023 Compared to Three and Six Months Ended December 31, 2022
Net Sales
Net sales in the three months ended December 31, 2023 increased $0.5 million, or 0.6%, to $89.5 million from $88.9 million in the three months ended December 31, 2022. The increase in net sales for the three months ended December 31, 2023 was primarily due to higher pricing and product mix compared to the prior period.
Net sales in the six months ended December 31, 2023 increased $2.6 million, or 1.5%, to $171.3 million from $168.7 million in the six months ended December 31, 2022. The increase in net sales for the six months ended December 31, 2023 was primarily due to higher pricing compared to the prior period.
The following table presents the effect of changes in unit sales, and unit pricing and product mix in the three and six months ended December 31, 2023 compared to the same period in the prior fiscal year (in millions):

	Three Months Ended December 31, 2023 vs. 2022	Six Months Ended December 31, 2023 vs. 2022
Effect of change in unit sales	$(8.2)	$(13.8)
Effect of pricing and product mix changes	8.7	16.4
Total increase in net sales	$0.5	$2.6
Unit sales decreased 8.5% and average unit price increased by 9.5% in the three months ended December 31, 2023 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 0.6%. Average unit price increased during the three months ended December 31, 2023 due to price increases.
Unit sales decreased 7.6% and average unit price increased by 9.5% in the six months ended December 31, 2023 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 1.5%. Average unit price increased during the six months ended December 31, 2023 primarily due to price increases. There were no new product category introductions which had a material impact on our net sales in the six months ended December 31, 2023 or 2022.
Gross Profit
Gross profit increased to $36.1 million for the three months ended December 31, 2023, compared to $31.0 million for the three months ended December 31, 2022. Gross margin increased to 40.4% for the three months ended December 31, 2023 from 34.9% for the three months ended December 31, 2022. The increase in gross profit was primarily due to improved pricing and a decrease in underlying commodities pricing compared to the same period in the prior fiscal year.
Gross profit increased to $66.9 million for the six months ended December 31, 2023, compared to $58.0 million for the six months ended December 31, 2022. Gross margin increased to 39.0% for the six months ended December 31, 2023 from 34.4% for the six months ended December 31, 2022. The increase in gross profit was primarily due to improved pricing and a decrease in underlying commodities pricing compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended December 31, 2023, operating expenses decreased $2.6 million to $31.7 million, or 35.4% of net sales, from $34.3 million, or 38.5% of net sales in the prior year period. This decrease was due to $6.2 million increase in net gains from the sale of branch properties and other assets during the three months ended December 31, 2023 offset by a $2.5 million increase in selling expenses and a $1.1 million increase in general and administrative expenses. The increase in selling expenses during the three months ended December 31, 2023 was primarily due to additional spend related to healthcare benefits, an increase in incentive compensation expense and rent, partially offset by a decrease in advertising related expenses. The increase in general and administrative expenses during the three months ended December 31, 2023 was primarily due to an increase in incentive compensation expense and severance-related costs, partially offset by a decrease in IT and consulting related costs.
In the six months ended December 31, 2023, operating expenses increased $2.5 million to $64.5 million, or 37.7% of net sales, from $62.1 million, or 36.8% of net sales in the prior year period. This increase was due to $4.7 million increase in general and administrative expenses and a $3.6 million increase in selling expenses, offset by a $5.8 million increase in net gains from the sale of branch properties and other assets during the six months ended December 31, 2023. The increase in selling expenses during the six months ended December 31, 2023 was primarily due to additional spend on healthcare benefits, an increase in incentive compensation, facility and vehicle rent expense, partially offset by a decrease in advertising related expenses. The increase in general and administrative expenses during the six months ended December 31, 2023 was primarily due to severance-related costs of a $2.9 million. Further, the increase was impacted by the non-recurrence of a $1.9 million gain related to the settlement of the Boyd’s acquisition, offset slightly by an increase in contract services in the prior period.
Total Other Expense
Total other expense for the three months ended December 31, 2023 decreased $3.8 million to expense of $1.6 million compared to $5.4 million of expense in the three months ended December 31, 2022. Total other expense for the six months ended December 31, 2023 decreased $5.2 million to expense of $0.9 million compared to $6.1 million of expense in the six months ended December 31, 2022.
Interest expense in the three months ended December 31, 2023 increased $49 thousand to $1.9 million from $1.9 million in the prior year period. The increase is primarily related to higher interest rates compared to the prior year period. Interest expense in the six months ended December 31, 2023 increased $0.2 million to $4.1 million from $3.9 million in the prior year period. The increase is primarily related to higher interest rates compared to the prior year period.
Other, net in the three months ended December 31, 2023 increased by $3.9 million to $0.3 million gain compared to $3.5 million loss in the prior year period. The change was primarily a result of higher mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges in the current period compared to the prior year period.
Other, net in the six months ended December 31, 2023 increased by $5.4 million to $3.2 million gain compared to $2.2 million loss in the prior year period. The change was primarily a result of higher mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges in the current period compared to the prior year period.
Income Taxes
In the three months ended December 31, 2023 and December 31, 2022, we recorded income tax expense of $164 thousand and $40 thousand, respectively. In the six months ended December 31, 2023 and December 31, 2022, we recorded income tax expense of $32 thousand and $83 thousand, respectively. See Note 16, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures
In addition to net loss determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net income (loss) from continuing operations excluding the impact of:
•income tax expense;
•interest expense; and
•depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net income (loss) from continuing operations excluding the impact of:
•income tax (benefit) expense;
•interest expense;
•depreciation and amortization expense;
•401(k), ESOP and share-based compensation expense;
•gain on settlement with Boyd’s sellers;
•net (gains) losses from sales of assets;
•loss related to sale of business; and
•severance costs.
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
Set forth below is a reconciliation of reported net loss from continuing operations to EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Net income (loss) from continuing operations, as reported	$2,704	$(8,682)	$1,397	$(10,262)
Income tax expense	164	40	32	83
Interest expense (1)	692	693	1,699	1,597
Depreciation and amortization expense	2,844	3,324	5,792	6,705
EBITDA	$6,404	$(4,625)	$8,920	$(1,877)
EBITDA Margin	7.2%	(5.2)%	5.2%	(1.1)%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.

Set forth below is a reconciliation of reported net loss from continuing operations to Adjusted EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Net income (loss) from continuing operations, as reported	$2,704	$(8,682)	$1,397	$(10,262)
Income tax expense	164	40	32	83
Interest expense (1)	692	693	1,699	1,597
Depreciation and amortization expense	2,844	3,324	5,792	6,705
401(k), ESOP and share-based compensation expense	1,350	2,302	2,902	4,499
Gain on settlement with Boyd's sellers (2)	—	—	—	(1,917)
Net (gains) losses from sale of assets	(7,352)	55	(14,136)	(7,127)
Loss related to sale of business (3)	1,214	—	1,214	—
Severance costs	695	58	2,960	292
Adjusted EBITDA	$2,311	$(2,210)	$1,860	$(6,130)
Adjusted EBITDA Margin	2.6%	(2.5)%	1.1%	(3.6)%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
(2) Result of the settlement related to the acquisition of Boyd Coffee Company which included the cancellation of shares of Series A Preferred Stock and settlement of liabilities.
(3) Result of the settlements related to the divestiture of Direct Ship business which included gains related to coffee hedges and settlement of liabilities.
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
We operate a production facility in Portland, Oregon. We distribute our products from our Portland, Oregon production facility, as well as separate distribution centers in Northlake, Texas; Portland, Oregon; Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 243 delivery routes and 105 branch warehouses as of December 31, 2023. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				December 31, 2023		June 30, 2023
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate (1)
Revolver	Various	4/26/2027	N/A	$23,300	7.06%	$23,021	6.66%

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
The Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments. As of and through December 31, 2023, we were in compliance with all of the covenants under the Credit Facility.
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
At December 31, 2023, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.6 million of the letters of credit sublimit.
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
At December 31, 2023, we had $6.9 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity. At December 31, 2023, we had $24.5 million available on our Revolver Credit Facility.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Six Months Ended December 31,
	2023	2022
Consolidated Statements of cash flows data (in thousands)
Net cash (used in) provided by operating activities	$(10,867)	$17,081
Net cash provided by investing activities	12,430	4,001
Net cash provided by financing activities	125	4,164
Net increase in cash and cash equivalents and restricted cash	$1,688	$25,246
Operating Activities
Net cash used in operating activities during the six months ended December 31, 2023 was $10.9 million as compared to net cash provided by operating activities of $17.1 million in the six months ended December 31, 2022, an increase in cash used by operations of $27.9 million. The change was driven by a pay down of accounts payable, an increase in inventory and partially offset by a decrease in accounts receivables.
Investing Activities
Net cash provided by investing activities during the six months ended December 31, 2023 was $12.4 million as compared to $4.0 million in the six months ended December 31, 2022. The net change in investing activities was primarily due to an increase of $10.6 million related to proceeds from the sale of property, plant and equipment offset by a decrease of $0.7 million in fixed asset purchases during the six months ended December 31, 2023.
Financing Activities
Net cash provided by financing activities during the six months ended December 31, 2023 was $0.1 million as compared to $4.2 million in the six months ended December 31, 2022. The decrease of $4.0 million was primarily due to net borrowing proceeds of $0.3 million under the Credit Facility this period compared to $4.6 million in the prior year period.
Capital Expenditures
For the six months ended December 31, 2023 and 2022, our capital expenditures paid were $6.9 million and $7.7 million, respectively. In fiscal 2024, we anticipate paying between $12.0 million to $15.0 million in capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facility.
Depreciation and amortization expenses were $5.8 million and $6.7 million in the six months ended December 31, 2023 and 2022, respectively.
Purchase Commitments
As of December 31, 2023, the Company had committed to purchase green coffee inventory totaling $29.4 million under fixed-price contracts, and $19.7 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of December 31, 2023, the Company had operating and finance lease payment commitments totaling $30.1 million.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2023 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our 2023 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2023 Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2023, the Company did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At December 31, 2023, we had outstanding borrowings on our Revolver Credit Facility of $23.3 million and had utilized $4.6 million of the letters of credit sublimit. The weighted average interest rate on our Revolver Credit Facility was 7.06%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under these Credit Facility based on the weighted average interest rate on the outstanding borrowings as of December 31, 2023:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$23,300	5.56%	$1,295
–100 basis points	$23,300	6.06%	$1,412
Unchanged	$23,300	7.06%	$1,645
+100 basis points	$23,300	8.06%	$1,878
+150 basis points	$23,300	8.56%	$1,994
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
The following table summarizes the potential impact as of December 31, 2023 to net gain (loss) and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Gain(Loss)		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments (1)	$2	$(2)	$49	$(49)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of December 31, 2023. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
Our management, with the participation of our Interim Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023 pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2023 Form 10‑K. During the six months ended December 31, 2023, there have been no material changes to the risk factors disclosed in our 2023 Form 10‑K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.  Defaults Upon Senior Securities
None
Item 4.  Mine Safety Disclosures
Not applicable
Item 5.  Other Information
During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.1
Letter Agreement, dated November 7, 2023, by and among the Company, JCP Investment Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC, James C. Pappas, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2023 and incorporated herein by reference).

10.2
Consent and Amendment No. 5 to Credit Agreement, dated December 4, 2023, by and among Farmer Bros. Co., Boyd Assets Co., FBC Finance Company, Coffee Bean Holding Co., Inc., Coffee Bean International, Inc. and China Mist Brands, Inc., as borrowers, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023 and incorporated herein by reference).

10.3
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).

10.4
Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023 and incorporated herein by reference).

10.5
Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Cash-Based Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).
________________

*	Filed herewith
**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ John Moore
John Moore President and Chief Executive Officer (principal executive officer)
February 8, 2024

By:	/s/ Brad Bollner
Brad Bollner Interim Chief Financial Officer (principal financial officer)
February 8, 2024