Form 10-Q
period 2024-03-31
FARMER BROTHERS CO
filed 2024-05-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
YES ☐ NO  ☒
As of May 6, 2024, the registrant had 21,264,327 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,524	$5,244
Restricted cash	175	175
Accounts receivable, net of allowance for credit losses of $710 and $416, respectively	32,785	45,129
Inventories	54,394	49,276
Short-term derivative assets	13	68
Prepaid expenses	4,482	5,334
Assets held for sale	3,284	7,770
Total current assets	100,657	112,996
Property, plant and equipment, net	33,973	33,782
Intangible assets, net	11,783	13,493
Right-of-use operating lease assets	30,884	24,593
Other assets	1,804	2,917
Total assets	$179,101	$187,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	42,867	60,088
Accrued payroll expenses	10,895	10,082
Right-of-use operating lease liabilities - current	13,591	8,040
Short-term derivative liability	306	2,636
Other current liabilities	3,064	4,519
Total current liabilities	70,723	85,365
Long-term borrowings under revolving credit facility	23,300	23,021
Accrued pension liabilities	19,123	19,761
Accrued postretirement benefits	795	763
Accrued workers’ compensation liabilities	2,504	3,065
Right-of-use operating lease liabilities - noncurrent	17,850	17,157
Other long-term liabilities	1,661	537
Total liabilities	$135,956	$149,669
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 21,264,327 and 20,142,973 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	21,266	20,144
Additional paid-in capital	79,525	77,278
Accumulated deficit	(25,764)	(26,479)
Accumulated other comprehensive loss	(31,882)	(32,831)
Total stockholders’ equity	$43,145	$38,112
Total liabilities and stockholders’ equity	$179,101	$187,781
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net sales	$85,358	$85,723	$256,698	$254,468
Cost of goods sold	51,127	56,968	155,571	167,671
Gross profit	34,231	28,755	101,127	86,797
Selling expenses	28,001	26,693	82,970	78,081
General and administrative expenses	9,581	9,424	32,066	27,239
Net gains from sale of assets	(2,883)	(557)	(15,806)	(7,685)
Operating expenses	34,699	35,560	99,230	97,635
(Loss) income from operations	(468)	(6,805)	1,897	(10,838)
Other (expense) income:
Interest expense	(1,849)	(2,227)	(5,978)	(6,155)
Other, net	1,635	2,135	4,830	(82)
Total other expense	(214)	(92)	(1,148)	(6,237)
(Loss) income from continuing operations before taxes	(682)	(6,897)	749	(17,075)
Income tax expense	—	30	32	113
(Loss) income from continuing operations	$(682)	$(6,927)	$717	$(17,188)
Loss from discontinued operations, net of income taxes	$—	$(4,496)	$—	$(15,216)
Net (loss) income	$(682)	$(11,423)	$717	$(32,404)
(Loss) income from continuing operations available to common stockholders per common share, basic and diluted	$(0.03)	$(0.34)	$0.03	$(0.88)
Loss from discontinued operations available to common stockholders per common share, basic and diluted	$—	$(0.23)	$—	$(0.78)
Net (loss) income available to common stockholders per common share, basic and diluted	$(0.03)	$(0.57)	$0.03	$(1.66)
Weighted average common shares outstanding—basic	21,104,728	19,923,577	20,743,861	19,467,022
Weighted average common shares outstanding—diluted	21,104,728	19,923,577	20,948,329	19,467,022

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net (loss) income	$(682)	$(11,423)	$717	$(32,404)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on derivatives designated as cash flow hedges	142	819	293	(1,993)
Losses (gains) on derivatives designated as cash flow hedges reclassified to cost of goods sold	26	(331)	656	(2,213)
Losses on derivative instruments undesignated as cash flow hedges reclassified to interest expense	—	267	—	833
Total comprehensive (loss) income	$(514)	$(10,668)	$1,666	$(35,777)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)
	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	20,142,973	$20,144	$77,278	$(26,479)	$(32,831)	$38,112
Net loss	—	—	—	(1,307)	—	(1,307)
Cash flow hedges, net of taxes	—	—	—	—	(628)	(628)
401(k) compensation expense, including reclassifications	154,046	154	653	—	—	807
Share-based compensation	—	—	814	—	—	814
Issuance of common stock and stock option exercises	279,464	280	(280)	—	—	—
Balance at September 30, 2023	20,576,483	$20,578	$78,465	$(27,786)	$(33,459)	$37,798
Net income	—	—	—	2,704	—	2,704
Cash flow hedges, net of taxes	—	—	—	—	1,409	1,409
401(k) compensation expense, including reclassifications	171,786	172	740	—	—	912
Share-based compensation	—	—	438	—	—	438
Issuance of common stock and stock option exercises	45,687	45	(45)	—	—	—
Balance at December 31, 2023	20,793,956	$20,795	$79,598	$(25,082)	$(32,050)	$43,261
Net loss	—	—	—	(682)	—	(682)
Cash flow hedges, net of taxes	—	—	—	—	168	168
401(k) compensation expense, including reclassifications	269,199	270	(294)	—	—	(24)
Share-based compensation	—	—	422	—	—	422
Issuance of common stock and stock option exercises	201,172	201	(201)	—	—	—
Balance at March 31, 2024	21,264,327	$21,266	$79,525	$(25,764)	$(31,882)	$43,145

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)
	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2022	14,700	$15	18,464,966	$18,466	$71,997	$52,701	$(38,431)	$104,748
Net loss	—	—	—	—	—	(7,374)	—	(7,374)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(1,521)	(1,521)
401(k) compensation expense, including reclassifications	—	—	257,052	257	940	—	—	1,197
Share-based compensation	—	—	—	—	1,165	—	—	1,165
Issuance of common stock and stock option exercises	—	—	158,744	159	(159)	—	—	—
Conversion and cancellation of preferred shares	(14,700)	(15)	399,208	399	(1,750)	—	—	(1,366)
Balance at September 30, 2022	—	—	19,279,970	$19,281	$72,193	$45,327	$(39,952)	$96,849
Net loss	—	—	—	—	—	(13,608)	—	(13,608)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(2,606)	(2,606)
401(k) compensation expense, including reclassifications	—	—	264,712	265	1,059	—	—	1,324
Share-based compensation	—	—	—	—	979	—	—	979
Issuance of common stock and stock option exercises	—	—	137,261	137	(137)	—	—	—
Balance at December 31, 2022	—	—	19,681,943	$19,683	$74,094	$31,719	$(42,558)	$82,938
Net loss	—	—	—	—	—	(11,423)	—	(11,423)
Cash flow hedges, net of taxes	—	—	—	—	—	—	755	755
401(k) compensation expense, including reclassifications	—	—	271,838	272	773	—	—	1,045
Share-based compensation	—	—	—	—	528	—	—	528
Balance at March 31, 2023	—	$—	19,953,781	$19,955	$75,395	$20,296	$(41,803)	$73,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$717	$(32,404)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	8,675	16,725
Gain on settlement related to Boyd's acquisition	—	(1,917)
Net gains from sale of assets	(17,019)	(7,685)
Net losses on derivative instruments	363	1,189
401(k) and share-based compensation expense	3,368	6,237
Provision for credit losses	551	535
Change in operating assets and liabilities:
Accounts receivable, net	13,007	(7,698)
Inventories	(5,119)	17,363
Derivative (liabilities) assets, net	(594)	(3,751)
Other assets	2,035	(510)
Accounts payable	(17,203)	12,101
Accrued expenses and other	(1,933)	(6,468)
Net cash used in operating activities	(13,152)	(6,283)
Cash flows from investing activities:
Sale of business	(1,214)	—
Purchases of property, plant and equipment	(10,267)	(11,113)
Proceeds from sales of property, plant and equipment	24,847	11,507
Net cash provided by investing activities	13,366	394
Cash flows from financing activities:
Proceeds from Credit Facilities	6,279	54,000
Repayments on Credit Facilities	(6,000)	(50,167)
Payments of finance lease obligations	(144)	(144)
Payment of financing costs	(69)	(363)
Net cash provided by financing activities	66	3,326
Net increase in cash and cash equivalents and restricted cash	280	(2,563)
Cash and cash equivalents and restricted cash at beginning of period	5,419	9,994
Cash and cash equivalents and restricted cash at end of period	$5,699	$7,431

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,039	$3,487
Non-cash issuance of ESOP and 401(K) common stock	595	793
Non cash additions to property, plant and equipment	19	167

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024.
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
During the three and nine months ended March 31, 2024, there were no significant updates made to the Company’s significant accounting policies.
Concentration of Credit Risk
At March 31, 2024 and June 30, 2023, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
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
The accounting requirements for reporting the Sale as a discontinued operation were met when the Sale was completed as of June 30, 2023. Accordingly, the consolidated financial statements reflect the results of the Sale as a discontinued operation. During Q2 2024, the Company recorded a net loss of $1.2 million related to a working capital adjustment in continuing operations.
The Company also entered into (i) a Transition Services Agreement with the Buyer pursuant to which the Company will provide the Buyer certain specified services on a temporary basis, (ii) a Co-Manufacturing Agreement with the Buyer pursuant to which the Company and Buyer will manufacture certain products for each other on a temporary basis and (iii) a Lease Agreement with the Buyer pursuant to which the Company will lease office and warehouse space from the Buyer on a temporary basis. The Transition Services Agreement expired on March 31, 2024.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

There was no activity related to the discontinued operations for the three and nine months ended March 31, 2024. The operating results of the divested operations have been reclassified as discontinued operations in the Consolidated Statements of Operations for the three and nine months ended March 31, 2023, as detailed in the table below:

(In thousands)	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
Net sales	$38,511	$123,838
Cost of goods sold	38,595	124,977
Gross loss	(84)	(1,139)
Selling expenses	1,632	5,055
General and administrative expenses	1,115	3,619
Operating expense	2,747	8,674
Loss from discontinued operations	(2,831)	(9,813)
Other (expense) income:
Interest expense	(1,983)	(6,276)
Other, net	318	873
Total other expense	(1,665)	(5,403)
Loss from discontinued operations before taxes	(4,496)	(15,216)
Income tax benefit	—	—
Loss from discontinued operations, net of income taxes	$(4,496)	$(15,216)
Interest expense for the Revolver (as defined below) was allocated on a ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt and the Term Loan (as defined below) was fully allocated to discontinued operations as it was required to be repaid in full.
Applicable Consolidated Statements of Cash Flow information related to the divested operations for the nine month period ended March 31, 2023 is detailed in the table below:

(In thousands)	March 31, 2023
Cash Flows from Discontinued Operations
Net cash used in operating activities	$(20,339)
Net cash used in investing activities	(1,787)
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
The components of lease expense are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Operating lease expense	$3,595	$1,964	$9,164	$5,910
Finance lease expense:
Amortization of finance lease assets	41	41	123	123
Interest on finance lease liabilities	6	8	19	27
Total lease expense	$3,642	$2,013	$9,306	$6,060

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Maturities of lease liabilities are as follows:

	March 31, 2024
(In thousands)	Operating Leases	Finance Leases
2024	$3,587	$48
2025	12,237	193
2026	7,796	96
2027	5,524	—
2028	4,495	—
Thereafter	1,740	—
Total lease payments	35,379	337
Less: interest	(3,938)	(19)
Total lease obligations	$31,441	$318
Lease term and discount rate:

	March 31, 2024	June 30, 2023
Weighted-average remaining lease terms (in years):
Operating lease	5.3	5.9
Finance lease	1.8	2.5

Weighted-average discount rate:
Operating lease	6.48%	6.20%
Finance lease	6.50%	6.50%
Other Information:

	Nine Months Ended March 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,289	$5,830
Operating cash flows from finance leases	19	27
Financing cash flows from finance leases	123	144
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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at March 31, 2024 and June 30, 2023:

(In thousands)	March 31, 2024	June 30, 2023
Derivative instruments designated as cash flow hedges:
Long coffee pounds	—	1,538
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	35	6,713
Short coffee pounds	—	(4,388)
Total	35	3,863
At March 31, 2024 and June 30, 2023 approximately 0% and 40%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.

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
Fair values of derivative instruments on the Company’s consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
(In thousands)	March 31, 2024	June 30, 2023	March 31, 2024	June 30, 2023
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments (1)	$—	$4	$13	$64
Long-term derivative assets:
Coffee-related derivative instruments (2)	—	—	23	—
Short-term derivative liabilities:
Coffee-related derivative instruments (3)	—	158	306	2,478
Long-term derivative liabilities:
Coffee-related derivative instruments (4)	—	—	1,095	—
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

	Three Months Ended March 31,		Nine Months Ended March 31,		Financial Statement Classification
(In thousands)	2024	2023	2024	2023
Net (losses) gains recognized from AOCI to earnings - Interest rate swap	—	(1)	—	385	Interest Expense
Net losses reclassified from AOCI to earnings for de-designated Interest rate swap	—	(266)	—	(1,218)	Interest Expense
Net gain (losses) recognized in AOCI - Coffee-related	142	819	293	(1,993)	AOCI
Net (losses) gains recognized in earnings - Coffee - related	(26)	331	(656)	2,213	Cost of goods sold
For the three and nine months ended March 31, 2024 and 2023, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows also include net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and nine months ended March 31, 2024 and 2023. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s consolidated statements of operations and in Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Net gains (losses) on coffee-related derivative instruments (1)	$93	$1,424	$294	$(2,181)
Non-operating pension and other postretirement benefits	915	727	2,746	2,182
Other gains (losses), net	627	(16)	1,790	(83)
Other, net	$1,635	$2,135	$4,830	$(82)
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and nine months ended March 31, 2024 and 2023.
Statement of Comprehensive Income (Loss)
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Accumulated other comprehensive loss (income) beginning balance	$395	$2,436	$1,176	$(1,692)

Net (losses) gains recognized from AOCI to earnings - Interest rate swap	—	(1)	—	385
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	—	(266)	—	(1,218)
Net (gains) losses recognized in AOCI - Coffee-related	(142)	(819)	(293)	1,993
Net (losses) gains recognized in earnings - Coffee - related	(26)	331	(656)	2,213
Accumulated other comprehensive loss ending balance	$227	$1,681	$227	$1,681
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
March 31, 2024	Derivative Assets	$36	$(36)	$—	$—
	Derivative Liabilities	1,401	(36)	—	1,365
June 30, 2023	Derivative Assets	68	(68)	—	—
	Derivative Liabilities	2,636	(68)	—	2,568
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at March 31, 2024, $0.2 million of net gains on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next 12 months. These recorded values are based on market prices of the commodities as of March 31, 2024.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 6. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2024
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	36	—	36	—
Coffee-related derivative liabilities (1)	1,401	—	1,401	—

	Total	Level 1	Level 2	Level 3
June 30, 2023
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$4	$—	$4	$—
Coffee-related derivative liabilities (1)	158	—	158	—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	64	—	64	—
Coffee-related derivative liabilities (1)	2,478	—	2,478	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
Note 7. Accounts Receivable, Net

(In thousands)	March 31, 2024	June 30, 2023
Trade receivables	$30,587	$42,914
Other receivables (1)	2,908	2,631
Allowance for credit losses	(710)	(416)
Accounts receivable, net	$32,785	$45,129
__________
(1) Includes vendor rebates, transition services receivables and other non-trade receivables.
There was no material change in the allowance for credit losses during the nine months ended March 31, 2024.
Note 8. Inventories

(In thousands)	March 31, 2024	June 30, 2023
Coffee
Processed	$19,228	$15,860
Unprocessed	7,146	7,409
Total	$26,374	$23,269
Tea and culinary products
Processed	24,018	21,418
Unprocessed	77	63
Total	$24,095	$21,481
Coffee brewing equipment parts	3,925	4,526
Total inventories	$54,394	$49,276
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 9. Property, Plant and Equipment

(In thousands)	March 31, 2024	June 30, 2023
Buildings and facilities	$20,548	$20,146
Machinery, vehicles and equipment	135,387	144,473
Capitalized software	8,726	7,934
Office furniture and equipment	8,475	8,231
	$173,136	$180,784
Accumulated depreciation	(140,081)	(147,920)
Land	918	918
Property, plant and equipment, net	$33,973	$33,782
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery, vehicles and equipment above are:

(In thousands)	March 31, 2024	June 30, 2023
Coffee Brewing Equipment	$92,062	$93,159
Accumulated depreciation	(65,598)	(66,953)
Coffee Brewing Equipment, net	$26,464	$26,206
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Depreciation expense in COGS	$1,866	$1,785	$5,450	$5,403
CBE Costs excl. depreciation exp	9,174	8,950	27,865	23,370
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.
Note 10. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets:

		March 31, 2024			June 30, 2023
(In thousands)	Weighted Average Amortization Period as of March 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	3.0	$33,003	$(25,742)	$7,261	$33,003	$(24,092)	$8,911
Recipes	0.0	930	(930)	—	930	(885)	45
Trade name/brand name	0.0	510	(510)	—	510	(495)	15
Total amortized intangible assets		$34,443	$(27,182)	$7,261	$34,443	$(25,472)	$8,971
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$4,522	$—	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$4,522	$—	$4,522
Total intangible assets		$38,965	$(27,182)	$11,783	$38,965	$(25,472)	$13,493
Aggregate amortization expense for the three months ended March 31, 2024 and 2023 was $0.5 million and $0.6 million, respectively. Aggregate amortization expense for the nine months ended March 31, 2024 and 2023 was $1.7 million and $1.8 million, respectively.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 11. Employee Benefit Plans
Single Employer Pension Plans
As of March 31, 2024, the Company has two defined benefit pension plans for certain employees, the "Farmer Bros. Plan" and the “Hourly Employees' Plan.” The Company froze benefit accruals and participation in these plans effective June 30, 2011 and October 1, 2016, respectively. After the plan freezes, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Interest cost	$1,204	$1,156	$3,612	$3,468
Expected return on plan assets	(1,122)	(1,009)	(3,366)	(3,027)
Amortization of net loss (1)	207	281	620	844
Net periodic benefit cost	$289	$428	$866	$1,285
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	March 31, 2024	June 30, 2023
Discount rate	5.05%	4.50%
Expected long-term return on plan assets	7.00%	6.50%
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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Contributions to WCTPP	$272	$313	$944	$978
Contributions to All Other Plans	9	6	27	22
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
The Company recorded matching contributions of $0.4 million and $0.4 million in operating expenses in the three months ended March 31, 2024 and 2023, respectively. The Company recorded matching contributions of $0.9 million and $1.5 million in operating expenses in the nine months ended March 31, 2024 and 2023, respectively.
Note 12. Debt Obligations
The following table summarizes the Company’s debt obligations:

				March 31, 2024		June 30, 2023
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/26/2027	N/A	$23,300	7.07%	$23,021	6.66%
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
At March 31, 2024, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.6 million of the letters of credit sublimit. At March 31, 2024, we had $30.5 million available for borrowing under our Revolver Credit Facility.
As of March 31, 2024, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement. Furthermore, the Company believes it will be in compliance with the related financial covenants under this agreement for the next 12 months.
Note 13. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of March 31, 2024, there were 1,781,990 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of March 31, 2024, there were 182,919 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted during the nine months ended March 31, 2024.
The following table summarizes NQO activity for nine months ended March 31, 2024:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2023	331,658	11.69	3.35	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	(312,208)	11.31	—	—
Outstanding at March 31, 2024	19,450	17.75	2.39	$—
Exercisable at March 31, 2024	19,450	17.75	2.39	$—
There were no NQOs exercised during nine months ended March 31, 2024 and 2023.
At March 31, 2024 and June 30, 2023, all NQOs are vested resulting in no compensation cost. Total compensation expense for NQOs was $5 thousand and $0.1 million for the three and nine months ended March 31, 2023.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the nine months ended March 31, 2024:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2023	991	32.85	0.36	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	(991)	32.85	—	—
Outstanding at March 31, 2024	—	—	0.00	$—
Exercisable at March 31, 2024	—	—	0.00	$—
There were no PNQs exercised during nine months ended March 31, 2024 and 2023.
At March 31, 2024 and 2023, there was no PNQ compensation expense and no unrecognized PNQ compensation cost.
Restricted Stock
The following table summarizes restricted stock activity for the nine months ended March 31, 2024:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2023	882,554	6.14
Granted	507,489	2.99
Vested/Released	(443,923)	5.67
Cancelled/Forfeited	(306,086)	6.61
Outstanding and nonvested at March 31, 2024	640,034	3.73
The weighted average grant date fair value of RSUs granted during the quarter ended March 31, 2024 and 2023 were $3.67 and $5.68, respectively. The total grant-date fair value of restricted stock granted during the nine months ended March 31, 2024 was $1.5 million. The total fair value of awards vested during the nine months ended March 31, 2024 and 2023 were $1.3 million and $1.6 million, respectively.
At March 31, 2024 and June 30, 2023, there was $1.9 million and $3.6 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at March 31, 2024 is expected to be recognized over the weighted average period of 2.0 years. Total compensation expense for restricted stock was $0.3 million and $0.5 million, respectively, in the three months ended March 31, 2024 and 2023. Total compensation expense for restricted stock was $1.4 million and $1.9 million, respectively, in the nine months ended March 31, 2024 and 2023.
Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the nine months ended March 31, 2024:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2023	549,291	5.92
Granted	394,576	2.95
Vested/Released	(134,660)	4.10
Cancelled/Forfeited	(414,631)	6.51
Outstanding and nonvested at March 31, 2024	394,576	2.95
The weighted average grant date fair value of PBRSUs granted during the quarter ended March 31, 2024 and 2023 were $3.40 and $6.40, respectively. The total grant-date fair value of PBRSU granted during the nine months ended March 31, 2024 was $1.2 million. The total fair value of awards vested during the nine months ended March 31, 2024 and 2023 were $0.3 million and $3 thousand, respectively.
At March 31, 2024 and June 30, 2023, there was $1.1 million and $1.7 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at March 31, 2024 is expected to be recognized over the weighted average period of 2.1 years. Total compensation expense for PBRSUs was $0.1 million and $0.1 million,

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

respectively, for the three months ended March 31, 2024 and 2023. Total compensation expense for PBRSUs was $0.3 million and $0.5 million, respectively, for the nine months ended March 31, 2024 and 2023.
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
The following table summarizes CSRSU activity for the nine months ended March 31, 2024:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2023	184,807	6.15
Granted	556,000	2.42
Vested/Released	(63,934)	6.25
Cancelled/Forfeited	(39,380)	5.15
Outstanding and nonvested at March 31, 2024	637,493	2.93
There were no CRSUs granted during the quarter ended March 31, 2024. The weighted average grant date fair value of CRSUs granted during the quarter ended March 31, 2023 was $6.40. The total grant-date fair value of CRSU granted during the nine months ended March 31, 2024 was $1.3 million. The total fair value of awards vested during the nine months ended March 31, 2024 and 2023 was $0.2 million and $0.2 million, respectively.
At March 31, 2024 and June 30, 2023, there was $1.7 million and $0.4 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at March 31, 2024 is expected to be recognized over the weighted average period of 2.5 years. Total compensation expense for CSRSUs was $0.2 million and $38 thousand, respectively for the three months ended March 31, 2024 and 2023. Total compensation expense for CSRSUs was $0.4 million and $0.2 million, respectively for the nine months ended March 31, 2024 and 2023.
Note 14. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	March 31, 2024	June 30, 2023
Accrued workers’ compensation liabilities	$612	$992
Finance lease liabilities	193	193
Other (1)	2,259	3,334
Other current liabilities	$3,064	$4,519
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	March 31, 2024	June 30, 2023
Derivative liabilities—noncurrent	$1,095	$—
Deferred compensation (1)	422	267
Finance lease liabilities	144	270
Other long-term liabilities	$1,661	$537
___________
(1) Includes payroll taxes and cash-settled restricted stock units liabilities.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 16. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Income tax expense	$0	$30	$32	$113
Effective tax rate	0.0%	(0.4)%	4.3%	(0.7)%
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
Tax expense in the three months ended March 31, 2024 was zero compared to $30 thousand in the three months ended March 31, 2023, which primarily relates to state income tax.
Tax expense in the nine months ended March 31, 2024 was $32 thousand compared to $113 thousand in the nine months ended March 31, 2023, which primarily relates to state income tax.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of March 31, 2024, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2020. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
Note 17. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing diluted net income (loss) attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, RSUs and shares of the Company’s Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), as converted, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period). Potentially dilutive securities include unvested RSUs and performance-based restricted stock units. For the three and nine months ended March 31, 2024 and for the three and nine months ended March 31, 2023, shares of the Company’s outstanding RSUs, PBRSUs and stock options were not included in the computation of diluted loss per common share as their effects were anti-dilutive.
The following table presents the computation of basic and diluted net earnings income (loss) per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2024	2023	2024	2023
(Loss) income from continuing operations available to common stockholders	$(682)	$(6,927)	$717	$(17,188)
Loss from discontinued operations available to common stockholders	—	(4,496)	—	(15,216)
Net (loss) income available to common stockholders—basic and diluted	(682)	(11,423)	717	(32,404)

Weighted average shares outstanding - basic	21,104,728	19,923,577	20,743,861	19,467,022
Effect of dilutive securities:
Shares issuable under RSUs and PBSRUs	—	—	204,468	—
Weighted average common shares outstanding - diluted	21,104,728	19,923,577	20,948,329	19,467,022
(Loss) income from continuing operations per share available to common stockholders—basic and diluted	$(0.03)	$(0.34)	$0.03	$(0.88)
Loss from discontinued operations per share available to common stockholders—basic and diluted	$—	$(0.23)	$—	$(0.78)
Net (loss) income per common share available to stockholders—basic and diluted	$(0.03)	$(0.57)	$0.03	$(1.66)

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock. There are no preferred shares issued and outstanding as of March 31, 2024.
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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
(In thousands)	$	% of total	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$39,437	46.2%	$39,324	45.9%	$119,333	46.5%	$119,078	46.8%
Tea & Other Beverages (1)	23,213	27.2%	22,575	26.3%	67,637	26.3%	66,832	26.3%
Culinary	16,176	19.0%	17,114	20.0%	49,678	19.4%	48,193	18.9%
Spices	5,268	6.2%	5,777	6.7%	16,258	6.3%	17,510	6.9%
Delivery Surcharge	1,264	1.4%	933	1.1%	3,792	1.5%	2,855	1.1%
Net sales from continuing operations by product category	$85,358	100.0%	$85,723	100.0%	$256,698	100.0%	$254,468	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of March 31, 2024. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets.
Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 19, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2023 Form 10-K. During the nine months ended March 31, 2024, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of March 31, 2024, the Company had committed to purchase green coffee inventory totaling $29.3 million under fixed-price contracts, and $14.2 million in inventory and other purchases under non-cancelable purchase orders.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Legal Proceedings
The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 21. Sales of Assets
Sale of Branch Properties
During the nine months ended March 31, 2024, the Company completed the sale of 12 branch properties. The total sales price was $25.9 million and net proceeds was $23.9 million. The completed sale of branch properties resulted in a gain on sale of $19.4 million.

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

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	Change	% Change	2024	2023	Change	% Change
Income Statement Data:
Net sales	$85,358	$85,723	$(365)	(0.4)%	$256,698	$254,468	$2,230	0.9%
Gross margin	40.1%	33.5%	6.6%	NM	39.4%	34.1%	5.3%	NM
Operating expenses as a % of sales	40.7%	41.5%	0.8%	NM	38.7%	38.4%	(0.3)%	NM
(Loss) income from operations	$(468)	$(6,805)	$6,337	93.1%	$1,897	$(10,838)	$12,735	117.5%
(Loss) income from continuing operations	$(682)	$(6,927)	$6,245	90.2%	$717	$(17,188)	$17,905	104.2%

Operating Data:
Coffee pounds sold	5,420	5,899	(479)	(8.1)%	16,729	18,232	(1,503)	(8.2)%
EBITDA (1)	$2,836	$(2,743)	$5,579	203.4%	$11,758	$(4,618)	$16,376	354.6%
EBITDA Margin (1)	3.3%	(3.2)%	6.5%	NM	4.6%	(1.8)%	6.4%	NM
Adjusted EBITDA (1)	$271	$(579)	$850	146.8%	$2,132	$(6,708)	$8,840	131.8%
Adjusted EBITDA Margin (1)	0.3%	(0.7)%	1.0%	NM	0.8%	(2.6)%	3.4%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	46.2%	45.9%	0.3%	0.7%	46.5%	46.8%	(0.3)%	(0.6)%
Tea & Other Beverages (2)	27.2%	26.3%	0.9%	3.4%	26.3%	26.3%	—%	—%
Culinary	19.0%	20.0%	(1.0)%	(5.0)%	19.4%	18.9%	0.5%	2.6%
Spices	6.2%	6.7%	(0.5)%	(7.5)%	6.3%	6.9%	(0.6)%	(8.7)%
Delivery Surcharge	1.4%	1.1%	0.3%	NM	1.5%	1.1%	0.4%	NM
Net sales from continuing operations	100.0%	100.0%	—%	NM	100.0%	100.0%	—%	NM

Other data:
Capital expenditures related to maintenance	$3,414	$3,394	$(20)	(0.6)%	$10,267	$9,117	$(1,150)	(12.6)%
Total capital expenditures	3,414	3,394	(20)	(0.6)%	10,267	9,326	(941)	(10.1)%
Depreciation and amortization expense	2,883	3,093	210	6.8%	8,675	9,798	1,123	11.5%
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

Results of Operations
The following table sets forth information regarding our consolidated results of continuing operations for the three and nine months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$85,358	$85,723	$(365)	(0.4)%	$256,698	$254,468	$2,230	0.9%
Cost of goods sold	51,127	56,968	5,841	10.3%	155,571	167,671	12,100	7.2%
Gross profit	34,231	28,755	5,476	19.0%	101,127	86,797	14,330	16.5%
Selling expenses	28,001	26,693	(1,308)	(4.9)%	82,970	78,081	(4,889)	(6.3)%
General and administrative expenses	9,581	9,424	(157)	(1.7)%	32,066	27,239	(4,827)	(17.7)%
Net gains from sale of assets	(2,883)	(557)	2,326	NM	(15,806)	(7,685)	8,121	NM
Operating expenses	34,699	35,560	861	2.4%	99,230	97,635	(1,595)	(1.6)%
(Loss) income from operations	(468)	(6,805)	6,337	93.1%	1,897	(10,838)	12,735	NM
Other (expense) income:
Interest expense	(1,849)	(2,227)	378	17.0%	(5,978)	(6,155)	177	2.9%
Other, net	1,635	2,135	(500)	NM	4,830	(82)	4,912	NM
Total other expense	(214)	(92)	(122)	NM	(1,148)	(6,237)	5,089	NM
(Loss) income from continuing operations before taxes	(682)	(6,897)	6,215	90.1%	749	(17,075)	17,824	104.4%
Income tax expense	—	30	(30)	NM	32	113	81	(71.7)%
(Loss) income from continuing operations	$(682)	$(6,927)	$6,245	90.2%	$717	$(17,188)	$17,905	104.2%
___________
NM - Not Meaningful
Three and Nine Months Ended March 31, 2024 Compared to Three and Nine Months Ended March 31, 2023
Net Sales
Net sales in the three months ended March 31, 2024 decreased $0.4 million, or 0.4%, to $85.4 million from $85.7 million in the three months ended March 31, 2023. The decrease in net sales for the three months ended March 31, 2024 was primarily due to a reduction in unit sales partially offset by higher pricing and product mix compared to the prior period.
Net sales in the nine months ended March 31, 2024 increased $2.2 million, or 0.9%, to $256.7 million from $254.5 million in the nine months ended March 31, 2023. The increase in net sales for the nine months ended March 31, 2024 was primarily due to higher pricing compared to the prior period.
The following table presents the effect of changes in unit sales, and unit pricing and product mix in the three and nine months ended March 31, 2024 compared to the same period in the prior fiscal year (in millions):

	Three Months Ended March 31, 2024 vs. 2023	Nine Months Ended March 31, 2024 vs. 2023
Effect of change in unit sales	$(6.1)	$(19.9)
Effect of pricing and product mix changes	5.7	22.1
Total (decrease) increase in net sales	$(0.4)	$2.2
Unit sales decreased 6.8% and average unit price increased by 6.4% in the three months ended March 31, 2024 as compared to the same period in the prior fiscal year, resulting in an decrease in our net sales of 0.4%. Average unit price increased during the three months ended March 31, 2024 due to price increases.
Unit sales decreased 7.3% and average unit price increased by 8.4% in the nine months ended March 31, 2024 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 0.9%. Average unit price increased during the nine months ended March 31, 2024 primarily due to price increases. There were no new product category introductions which had a material impact on our net sales in the nine months ended March 31, 2024 or 2023.
Gross Profit
Gross profit increased to $34.2 million for the three months ended March 31, 2024, compared to $28.8 million for the three months ended March 31, 2023. Gross margin increased to 40.1% for the three months ended March 31, 2024 from 33.5% for the three months ended March 31, 2023. The increase in gross profit was primarily due to improved pricing and a decrease in underlying commodities pricing compared to the same period in the prior fiscal year.

Gross profit increased to $101.1 million for the nine months ended March 31, 2024, compared to $86.8 million for the nine months ended March 31, 2023. Gross margin increased to 39.4% for the nine months ended March 31, 2024 from 34.1% for the nine months ended March 31, 2023. The increase in gross profit was primarily due to improved pricing and a decrease in underlying commodities pricing compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended March 31, 2024, operating expenses decreased $0.9 million to $34.7 million, or 40.7% of net sales, from $35.6 million, or 41.5% of net sales in the prior year period. This decrease was due to a a $2.3 million increase in net gains from the sale of branch properties and other assets offset by a $1.3 million increase in selling expenses and a $0.2 million increase in general and administrative expenses during the three months ended March 31, 2024. The increase in selling expenses during the three months ended March 31, 2024 was primarily due to increased spend related to vehicle rent expense, healthcare benefits and other benefit related expenses, partially offset by a decrease in advertising related expenses.
In the nine months ended March 31, 2024, operating expenses increased $1.6 million to $99.2 million, or 38.7% of net sales, from $97.6 million, or 38.4% of net sales in the prior year period. This increase was due to $4.8 million increase in general and administrative expenses and a $4.9 million increase in selling expenses, offset by a $8.1 million increase in net gains from the sale of branch properties and other assets during the nine months ended March 31, 2024. The increase in selling expenses during the nine months ended March 31, 2024 was primarily due to additional spend on facility and vehicle rent expense and healthcare benefits, partially offset by a decrease in advertising related expenses. The increase in general and administrative expenses during the nine months ended March 31, 2024 was primarily due to an increase in severance costs, other compensation related costs and rent. Further, the increase was impacted by the non-recurrence of a $1.9 million gain related to the settlement of the Boyd’s acquisition and payroll tax refund in the nine months ended March 31, 2023.
Total Other Expense
Total other expense for the three months ended March 31, 2024 increased $0.1 million to expense of $0.2 million compared to $0.1 million of expense in the three months ended March 31, 2023. Total other expense for the nine months ended March 31, 2024 decreased $5.1 million to expense of $1.1 million compared to $6.2 million of expense in the nine months ended March 31, 2023.
Interest expense in the three months ended March 31, 2024 decreased $0.4 million to $1.8 million from $2.2 million in the prior year period. Interest expense in the nine months ended March 31, 2024 decreased $0.2 million to $6.0 million from $6.2 million in the prior year period. The decrease in both periods in primarily related to lower supplier interest expense.
Other, net in the three months ended March 31, 2024 decreased by $0.5 million to $1.6 million gain compared to $2.1 million gain in the prior year period. The change was primarily a result of lower mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges in the current period compared to the prior year period.
Other, net in the nine months ended March 31, 2024 increased by $4.9 million to $4.8 million gain compared to $0.1 million loss in the prior year period. The change was primarily a result of higher mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges in the current period compared to mark-to-market net losses in the prior year period.
Income Taxes
In the three months ended March 31, 2024 and March 31, 2023, we recorded income tax expense of zero and $30 thousand, respectively. In the nine months ended March 31, 2024 and March 31, 2023, we recorded income tax expense of $32 thousand and $113 thousand, respectively. See Note 16, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures
In addition to net loss determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net (loss) income from continuing operations excluding the impact of:
•income tax expense;
•interest expense; and
•depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net (loss) income from continuing operations excluding the impact of:
•income tax expense;
•interest expense;
•depreciation and amortization expense;
•401(k) stock match, ESOP and share-based compensation expense;
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
Set forth below is a reconciliation of reported net (loss) income from continuing operations to EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
(Loss) income from continuing operations, as reported	$(682)	$(6,927)	$717	$(17,188)
Income tax expense	—	30	32	113
Interest expense (1)	635	1,061	2,334	2,659
Depreciation and amortization expense	2,883	3,093	8,675	9,798
EBITDA	$2,836	$(2,743)	$11,758	$(4,618)
EBITDA Margin	3.3%	(3.2)%	4.6%	(1.8)%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.

Set forth below is a reconciliation of reported net (loss) income from continuing operations to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
(Loss) income from continuing operations, as reported	$(682)	$(6,927)	$717	$(17,188)
Income tax expense	—	30	32	113
Interest expense (1)	635	1,061	2,334	2,659
Depreciation and amortization expense	2,883	3,093	8,675	9,798
401(k), ESOP and share-based compensation expense	422	1,572	3,324	6,071
Gain on settlement with Boyd's sellers (2)	—	—	—	(1,917)
Net gains from sale of assets	(2,883)	(557)	(17,020)	(7,685)
Loss related to sale of business (3)	—	—	1,214	—
Severance costs	(104)	1,149	2,856	1,441
Adjusted EBITDA	$271	$(579)	$2,132	$(6,708)
Adjusted EBITDA Margin	0.3%	(0.7)%	0.8%	(2.6)%
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
We operate a production facility in Portland, Oregon. We distribute our products from our Portland, Oregon production facility, as well as separate distribution centers in Northlake, Texas; Portland, Oregon; Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 243 delivery routes and 105 branch warehouses as of March 31, 2024. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				March 31, 2024		June 30, 2023
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate (1)
Revolver	Various	4/26/2027	N/A	$23,300	7.07%	$23,021	6.66%

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
The Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments. As of and through March 31, 2024, we were in compliance with all of the covenants under the Credit Facility.
The Credit Facility provides us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment and continue to execute on key strategic initiatives.
At March 31, 2024, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.6 million of the letters of credit sublimit.
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
At March 31, 2024, we had $5.5 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity. At March 31, 2024, we had $30.5 million available on our Revolver Credit Facility.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Nine Months Ended March 31,
	2024	2023
Consolidated Statements of cash flows data (in thousands)
Net cash (used in) provided by operating activities	$(13,152)	$14,056
Net cash provided by investing activities	13,366	2,181
Net cash provided by financing activities	66	3,326
Net increase in cash and cash equivalents and restricted cash	$280	$19,563
Operating Activities
Net cash used in operating activities during the nine months ended March 31, 2024 was $13.2 million as compared to net cash provided by operating activities of $14.1 million in the nine months ended March 31, 2023, an increase in cash used by operations of $27.2 million. The change was driven by a pay down of accounts payable, an increase in inventory and partially offset by a decrease in accounts receivables.
Investing Activities
Net cash provided by investing activities during the nine months ended March 31, 2024 was $13.4 million as compared to $2.2 million in the nine months ended March 31, 2023. The net change in investing activities was due to an increase of $13.3 million related to proceeds from the sale of property, plant and equipment during the nine months ended March 31, 2024.
Financing Activities
Net cash provided by financing activities during the nine months ended March 31, 2024 was $0.1 million as compared to $3.3 million in the nine months ended March 31, 2023. The decrease of $3.2 million was primarily due to net borrowing proceeds of $0.3 million under the Credit Facility this period compared to proceeds of $3.8 million in the prior year period.

Capital Expenditures
For the nine months ended March 31, 2024 and 2023, our capital expenditures paid were $10.3 million and $9.3 million, respectively. In fiscal 2024, we anticipate paying between $12.0 million to $15.0 million in capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facility.
Depreciation and amortization expenses were $8.7 million and $9.8 million in the nine months ended March 31, 2024 and 2023, respectively.
Purchase Commitments
As of March 31, 2024, the Company had committed to purchase green coffee inventory totaling $29.3 million under fixed-price contracts, and $14.2 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of March 31, 2024, the Company had operating and finance lease payment commitments totaling $31.8 million.
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
As of March 31, 2024, the Company did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At March 31, 2024, we had outstanding borrowings on our Revolver Credit Facility of $23.3 million and had utilized $4.6 million of the letters of credit sublimit. The weighted average interest rate on our Revolver Credit Facility was 7.07%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under these Credit Facility based on the weighted average interest rate on the outstanding borrowings as of March 31, 2024:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$23,300	5.57%	$1,298
–100 basis points	$23,300	6.07%	$1,414
Unchanged	$23,300	7.07%	$1,647
+100 basis points	$23,300	8.07%	$1,880
+150 basis points	$23,300	8.57%	$1,997
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
The following table summarizes the potential impact as of March 31, 2024 to net gain (loss) and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Gain(Loss)		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments (1)	$4	$(4)	$—	$—
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of March 31, 2024. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024 pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2023 Form 10‑K. During the nine months ended March 31, 2024, there have been no material changes to the risk factors disclosed in our 2023 Form 10‑K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.  Defaults Upon Senior Securities
None
Item 4.  Mine Safety Disclosures
Not applicable
Item 5.  Other Information
During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.2
Amendment, dated March 6, 2024, to Letter Agreement, dated November 7, 2023, by and among the Company, JCP Investment Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC, James C. Pappas, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed herewith).

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

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
________________

*	Filed herewith
**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ John Moore
John Moore President and Chief Executive Officer (principal executive officer)
May 9, 2024

By:	/s/ Brad Bollner
Brad Bollner Interim Chief Financial Officer (principal financial officer)
May 9, 2024