Form 10-K
period 2024-06-30
FARMER BROTHERS CO
filed 2024-09-12
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-34249
FARMER BROS. CO.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		95-0725980
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

14501 N Fwy, Fort Worth, Texas 76177
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act.	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officer during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $47.6 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of September 4, 2024 the registrant had 21,254,343 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2024.

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
Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, severe weather, levels of consumer confidence in national and local economic business conditions, developments related to pricing cycles and volumes, the impact of labor shortages, the increase of costs due to inflation, an economic downturn caused by any pandemic, epidemic or other disease outbreak, decreased consumer spending, the success of our turnaround strategy, the impact of capital improvement projects, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, our ability to meet financial covenant requirements in our Credit Facility, which could impact, among other things, our liquidity, the relative effectiveness of compensation-based employee incentives in causing improvements in our performance, the capacity to meet the demands of our customers, the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees, our success in adapting to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, including any effects from inflation, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this Form 10-K and other factors described from time to time in our filings with the SEC.
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
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “us,” “our” or “Farmer Bros.”), is a leading coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea and other allied products. We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. With a robust product line, including organic, Direct Trade, Project D.I.R.E.C.T.® and other sustainably-produced coffees, iced and hot teas, cappuccino, spices, and baking/biscuit mixes, among others, we offer not only a breadth of high-quality products to our customers but also a comprehensive approach by providing value added services such as market insight, beverage planning, and equipment placement and service. Our principal office and product development lab is located in Fort Worth, Texas ("Fort Worth facility"). We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. Our principal office is located in Forth Worth, Texas. We operate in one business segment.
Products and Services
Our product and service categories consist of the following:
•a robust line of roast and ground coffee, including organic, Direct Trade, Project D.I.R.E.C.T.®, Fair Trade CertifiedTM® and other sustainably-produced offerings;
•frozen liquid coffee;
•ambient liquid coffee;
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
Our owned brand products are sold primarily into the foodservice channel. Our primary brands include Farmer Brothers®, Artisan Collection by Farmer Brothers™, Metropolitan™, China Mist® and Boyds®. Our Artisan coffee products include Direct Trade, Project D.I.R.E.C.T.®, Fair Trade Certified™®, Rainforest Alliance Certified™, organic and proprietary blends. We sell whole bean and roast and ground flavored and unflavored coffee products under the Cain's™, McGarvey® and Boyds® brands and iced and hot teas under the China Mist® brand through foodservice distributors at retail. Our roast and ground coffee products are primarily sold in traditional packaging, including bags and fractional packages, as well as single-serve packaging. Our tea products are sold in traditional tea bags and sachets, as well as single-serve tea pods and capsules. Our fiscal year ends on June 30, and our discussion is as of and for the fiscal years ended June 30, 2024 ("fiscal 2024") and June 30, 2023 ("fiscal 2023"). See Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations included in Part II, Item 7 of this Form 10-K.
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
In order to achieve our mission, increase cash optimization, and improve margins, we have grown existing capabilities and continue to develop new capabilities to deliver value to our customers. More recently, we have undertaken initiatives such as, but not limited to, the following:
•Executing Manufacturing and Network Optimization. We continue to develop and execute manufacturing network optimization. We utilize our Portland, Oregon, facility and separate distribution centers, including our Rialto, California distribution center, to improve production efficiencies and balance volume across our manufacturing and distribution networks to facilitate sustainable long-term growth. In fiscal 2023, we sold our Northlake, Texas production facility and now utilize our Portland, Oregon facility and third-party co-manufacturers for the entirety of our Direct-Store-Delivery ("DSD") production operations. We also continue to execute branch and route rationalization, optimize product offerings through SKU rationalization, individualize customer delivery methods, and enhance inventory management, which improves our cost structure without sacrificing service to our customers.
•Leveraging our Direct-Store-Delivery Network for growth. The DSD system is central to our operational framework, and we are making significant enhancements to drive profitability, ensure customer retention and utilize our national reach to improve inventory management across our network. The enhancements include optimizing the management of the route network to focus on business development, higher profitable sales and customer penetration; while utilizing key performance indicators to create better focus, accountability and alignment toward business objectives. We are also utilizing dedicated new business resources to capture market share. Additionally, we are focused on building partnerships that utilize our current distribution capabilities to expose us to industry and product innovation.
•Product Innovation Pipeline. We are continuing to enhance our premium and specialty coffee and tea programs, developing strategic partnerships, and building an advantaged allied product portfolio that resonates with our customers. We will continue to provide leadership in sustainable product solutions for our customers.
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
•Enhance Processes and Systems. We are implementing IT applications which we expect to enhance our supply chain optimization and flexibility. We are also continuing to invest in and enhance other IT capabilities to provide back-office support which will enable enhanced customer analytics, better product targeting and pricing, and create a more robust demand and supply process. We continue to use an integrated AI-backed pricing model that enhances our ability to evaluate and implement optimal pricing changes.
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
Industry and Market Leadership
We have made the following investments in an effort to ensure we are well-positioned within the industry to take advantage of category trends, industry insights, and general coffee, tea and allied product knowledge to grow our business:
•Coffee Industry Leadership. Through our dedication to the craft of sourcing, blending and roasting coffee, and our participation with the Specialty Coffee Association ("SCA"), National Coffee Association, Coffee Quality Institute ("CQI"), Coalition for Coffee Communities, International Women's Coffee Alliance, Pacific Coast Coffee Association,

and Roasters Guild, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry, large retail and foodservice operators are drawn to working with us.
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
•Project D.I.R.E.C.T.® Program. In fiscal 2024, we continued to utilize our direct trade sourcing model, Project D.I.R.E.C.T.®. This program involves direct long-term partnerships with coffee growing communities based on principles of sustainability, transparent pricing and consumer education. This model is an impact-based product or raw material sourcing framework that utilizes data-based sustainability metrics to influence an inclusive, collaborative approach to sustainability along the supply chain. To evaluate whether coffee is Project D.I.R.E.C.T.®, we follow an outcome-based evaluation framework. The result of this evaluation impacts where we invest our resources within our supply chain and has led to an increased level of transparency for us. Overall, Project D.I.R.E.C.T.® builds community partnerships for decision making, training, and reporting that benefits all members of the coffee supply chain.
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
Human Capital
On June 30, 2024, we employed approximately 1,003 employees, 206 of whom are subject to collective bargaining agreements expiring on or before September 30, 2027.

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
Raw Materials and Supplies
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, the coffee “C” market near month price per pound ranged from approximately $0.90 to $2.60. The coffee “C” market near month price as of June 30, 2024 and 2023 was $2.29 and $1.65 per pound, respectively. Our principal packaging materials include carton board, corrugate and plastic. We also use a significant amount of electricity, natural gas, and other energy sources to operate our production and distribution facilities.
We purchase green coffee beans from multiple coffee regions around the world. Coffee “C” market prices in fiscal 2024 traded in a $1.44 to $2.54 per pound range during the fiscal year, and averaged 13% above the historical average for the past five years. There can be no assurance that green coffee prices will remain at these levels in the future. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers, including Direct Trade and Fair Trade Certified™® sources and Rainforest Alliance Certified™ farms. Fair Trade Certified™® provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products through arrangements with cooperatives. Direct Trade products provide similar assurance except that the arrangements are provided directly to individual coffee growers instead of to cooperatives, providing these farmers with price premiums and dedicated technical assistance to improve farm conditions and increase both quality and productivity of sustainable coffee crops at the individual farm level. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 5, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
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

Seasonality
We experience some seasonal influences. The winter months historically have generally been our strongest sales months. However, our product line and geographic diversity provide some sales stability during the warmer months when coffee consumption ordinarily decreases. Additionally, we usually experience an increase in sales during the summer and early fall months from seasonal businesses located in vacation areas and from retailers ramping up inventory for the winter selling season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Sale of Direct Ship Business
On June 30, 2023, the Company completed its previously announced sale of certain assets related to its direct ship and private label business, including its production facility and corporate office building in Northlake, Texas (the “Sale”), pursuant to that certain Asset Purchase Agreement, dated as of June 6, 2023, by and between the Company and TreeHouse Foods, Inc. (the “Buyer”), as amended by that certain Amendment to Asset Purchase Agreement, dated June 30, 2023, for a purchase price of $100 million in cash, subject to customary working capital and certain other adjustments, including a reduction for liabilities associated with a specified retained litigation matter. In connection with the Sale, the Company and the Buyer agreed to a mutual transitional co-manufacturing agreement where the Company manufactured certain products for Buyer and Buyer manufactured certain products for the Company for an initial period of twelve months which ended June 30, 2024.
Distribution
We operate a production facility in Portland, Oregon. Distribution takes place out of the Portland facility, as well as separate distribution centers in Northlake, Illinois; Rialto, California; and Moonachie, New Jersey. Our products reach our customers primarily through our nationwide DSD network of 243 delivery routes and 104 branch warehouses as of June 30, 2024. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on third-party logistics service providers ("3PL") for our long-haul distribution. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply. We also sell coffee and tea products directly to consumers through our websites and sell certain products at retail and through foodservice distributors.
Customers
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers and large national account customers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as retail with private brand and consumer-branded coffee and tea products, foodservice distributors, and consumers through e-commerce. During fiscal 2024, our top five customers accounted for approximately 3% of our net sales from continuing operations.
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
Competition and Trends
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience, technology and innovation, and competition could become more intense due to the relatively low barriers to entry and industry consolidation. We face competition from many sources, certain of which have greater financial and other resources than we do, such as The J.M. Smucker Company (Folgers Coffee) and The Kraft Heinz Company (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and US Foods Holding Corp., regional and national coffee roasters such as Westrock Coffee Company, Massimo Zanetti Beverage USA, Trilliant Food and Nutrition LLC, Gaviña & Sons, Inc., Royal Cup, Inc., Ronnoco Coffee, LLC, and Community Coffee Company, L.L.C., specialty coffee suppliers such as Rogers Family Company (San Francisco Bay Coffee), Distant Lands Coffee Company, Mother Parkers Tea & Coffee Inc., Starbucks Corporation and JAB Holding Company (Peet’s Coffee & Tea), and retail brand beverage manufacturers such as Keurig Dr. Pepper Inc. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores (physical and on-line) such as Costco, Sam’s Club and Restaurant Depot and on-line retailers such as Amazon, including the institutional foodservice divisions of multi-national manufacturers of retail products. We also face competition from growth in the single-serve, ready-to-drink coffee beverage and cold-brewed coffee channels, as well as competition from other beverages, such as soft drinks (including highly caffeinated energy drinks), juices, bottled water, teas and other beverages.
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
Available Information
Our Internet website address is http://www.farmerbros.com, where we make available, free of charge, through a link maintained on our website under the heading “Investor Relations—SEC Filings,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including amendments thereto, proxy statements and annual reports to stockholders, and from time to time, other documents, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov. Copies of our Corporate Governance Guidelines, the Charters of the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Conduct and Ethics and our Amended and Restated Bylaws can also be found on our website.

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
From time to time, there may be changes to our executive leadership team and senior management for various reasons, including as a result of the hiring, departure or realignment of key personnel. Such changes may adversely impact our operations, programs, growth, financial condition and results of operations. In 2023 and 2024, we had several changes to our executive leadership team and senior management as a result of organizational changes, including the transition of our chief executive officer and our chief financial officer and the departure of our former chief human resources officer. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. If we are unable to successfully manage changes to our executive leadership team and senior management, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.
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

We may be unable to anticipate changes in customer preferences or successfully develop new products; also, if we do not effectively manage the introduction of new products, our results may be adversely impacted.
Our success depends, in part, on our ability to innovate and develop new brands and products both in response to and in anticipation of changing consumer preferences and demographics, and customer demands may require us to make internal investments to achieve or sustain competitive advantages and meet customer expectations. If we are not able to anticipate, identify or develop and market products that respond to these changes in consumer preferences, whether resulting from changing consumer demographics or otherwise, demand for our products may decline and our operating results may be adversely affected. Further, the success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences and demographics, the technical capability of our product development staff in developing and testing product prototypes, including complying with governmental regulations, and the success of our management and sales team in introducing and marketing new products.
The launch and ongoing success of new brands and products is inherently uncertain, especially with regard to their appeal to consumers. Further, we may incur significant research, development and marketing expenditures in connection with our efforts to develop and launch new products, which we may be unable to recoup if such new products and brands do not gain widespread market acceptance. In addition, the unsuccessful launch or fleeting popularity of our product innovations, among other things, may affect consumer perception of existing brands or products and our reputation, which may result in inventory write-offs and other associated costs.
We could also be adversely affected if we are not successful in developing new brands or products in response to new brand or product introductions by our competitors. Some of our competitors may have greater financial and other resources than we do, making them better positioned to pursue new investment opportunities.
A failure to sufficiently innovate or maintain adequate and effective marketing or advertising could also inhibit our ability to maintain our brand relevance and drive product sales. If our competitors increase their spending on advertising and promotions, if our advertising, media, or marketing expenses increase, if our advertising and promotions become less effective than those of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise competitive insight, our business, financial condition, or results of operations could be adversely affected.
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

Our accounts receivable represents a significant portion of our current assets increasing our exposure to credit losses and counter-party risk which could have a material adverse effect on our results of operations.
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
As a result of our strategic review, in fiscal 2023 we completed the Sale, and we may engage in additional divestitures in the future. Divestitures involve significant risks and uncertainties that could adversely affect our business, consolidated financial position and consolidated results of operations. These include, among others, the inability to find buyers or complete transactions on favorable terms, disruption to our business and/or diversion of management attention from other business concerns. Significant time and expenses have been and could in the future be incurred to divest the assets described above, which may adversely affect operations as dispositions have required and may in the future require our continued financial involvement, such as through transition service agreements, guarantees, and indemnities or other current or contingent financial obligations and liabilities.
Our operating results may have significant fluctuations from period to period which could have a negative effect on the market price of our common stock.
Our operating results may fluctuate from period to period as a result of a number of factors, including variations in our operating performance or the performance of our competitors, changes in accounting principles, fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, research reports and changes in financial estimates by analysts about us, or competitors or our industry, our inability or the inability of our competitors to meet analysts’ projections or guidance, strategic decisions by us or our competitors, such as acquisitions and divestitures, capital investments or changes in business strategy, the depth and liquidity of the market for our common stock, adverse outcomes of litigation, changes in or uncertainty about economic conditions, inflation, supply chain disruptions, conditions or trends in our industry, geographies, or customers, activism by any large stockholder or group of stockholders, speculation by the investment community regarding our business, actual or anticipated growth rates relative to our competitors, terrorist acts, natural disasters, including due to the effects of climate change, perceptions of the investment opportunity associated with our common stock relative to other investment alternatives, competition, changes in consumer preferences and market trends, seasonality, our ability to retain and attract customers, our ability to manage inventory and fulfillment operations and maintain gross margin, and other factors described elsewhere in this risk factors section. Fluctuations in our operating results due to these factors or for any other reason could cause the market price of our common stock to decline. Accordingly, we believe that period-to-period comparisons of our operating results should not be relied upon as indicators of future performance.
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
Maintaining a reliable supply of green coffee is essential to keeping inventory levels low while securing sufficient stock to meet customer needs. We rely upon our ongoing relationships with our key suppliers to support our operations. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers. If any of these supply relationships deteriorate or we are unable to renegotiate contracts with suppliers (with similar or more favorable terms) or find alternative sources for supply, we may be unable to procure a sufficient quantity of high-quality coffee beans and other raw materials at prices acceptable to us or at all which could negatively affect our results of operations. Further, non-performance by suppliers could expose us to supply risk under coffee purchase commitments for delivery in the future. In addition, the political situation in many of the Arabica coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales. Any material interruption in our supply chain, such as material interruption of roasted coffee supply due to the casualty loss at our roasting plant or suppliers, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics, social or labor unrest, natural disasters or political disputes and military conflicts that cause a material disruption in our supply chain could have a negative impact on our business and our profitability. Product shortages could result in disruptions in our ability to deliver products to our customers, a deterioration of our relationship with our customers, decreased revenues or an inability to expand our business.
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
At June 30, 2024, the Company had approximately $134.0 million in federal net operating loss carryforwards that will begin to expire in the tax year ending June 30, 2027 and $170.9 million in state net operating loss carryforwards that begin to expire in the tax year ending June 30, 2024. Net operating losses of $77.1 million in federal and $10.0 million of state are indefinite lived and will not expire. If an ownership change as defined in Section 382 of the Internal Revenue Code (the "Code"), occurs with respect to our capital stock, our ability to use net operating losses ("NOLs") to offset taxable income would be subject to certain limitations. Generally, an ownership change occurs under Section 382 of the Code if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock over a rolling three-year period. If an ownership change occurs, our ability to use NOLs to reduce taxable net income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. If an ownership change were to occur, use of our NOLs to reduce payments of federal taxable net income may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code and limit our ability to use NOLs to offset taxable income.
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
Acquisitions are based on certain target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining the acquisition price. After consummation of an acquisition, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We perform an asset impairment analysis on an annual basis or whenever events occur that may indicate possible existence of impairment. Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions, loss of or significant decline in sales to customers included in valuation of the intangible asset, changes in our imputed cost of capital, and declines in our market capitalization, among other things, could result in impairment of our intangible assets and adversely affect our operating results. There were no intangible asset impairments during fiscal 2024 and fiscal 2023.
Our business could be negatively impacted by corporate citizenship and sustainability matters.
There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. This increased focus on sustainability may result in new laws, regulations and requirements that could cause disruptions in or increased costs associated with developing, manufacturing and distributing our products. We could also lose revenue if our consumers change brands, our customers refuse to buy our products, or investors choose not to invest in our common stock if we do not meet their ESG and sustainability expectations.
Further, the evolving legal and regulatory landscape and increased stakeholder focus on ESG and related matters has resulted in, and may continue to result in, increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. This rapidly changing environment may result in increased general and administrative expenses.
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
We rely on independent certifications for a number of our products
We rely on independent third-party certifications, such as certifications of our products as “organic,” “Non-GMO” or “kosher,” to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified organic. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we can lose our “kosher” certification if a manufacturing plant and raw materials do not meet the requirements of the appropriate kosher supervision organization. The loss of any independent certifications could adversely affect our market position as an organic and natural products company, which could harm our business.
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
Increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.
Increases in income tax rates or other changes in tax laws, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial performance. The increasingly complex global tax environment has in the past and could continue to increase tax uncertainty, resulting in higher compliance costs and adverse effects on our financial performance. We are also subject to regular reviews, examinations and audits by numerous taxing authorities with respect to income and non-income based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance.
Risks Related to our Capital Structure and Ownership of Our Common Stock
An increase in our debt leverage could adversely affect our liquidity and results of operations.
In April 2021, we entered into a new senior secured credit facility composed of a revolver credit facility (the "Revolver Credit Facility" or the "Credit Facility") and a term credit facility agreement (the “Term Credit Facility”) (See discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Financial Condition below for additional details). The Credit Facility was subsequently amended on December 20, 2021, August 8, 2022, August 31, 2022, June 30, 2023 and December 4, 2023. At June 30, 2024, we had outstanding borrowings of $23.3 million and utilized $4.1 million of the letters of credit sublimit under the Credit Facility, and had $27.8 million of availability under our Credit Facility. We may incur significant indebtedness in the future, including through additional borrowings under the Credit Facility, through the issuance of debt securities, or otherwise.
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
Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by stockholders. We currently have 500,000 authorized shares of preferred stock undesignated as to series. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control of the Company without further action by stockholders and may adversely affect the voting and other rights of the holders of our common stock.
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
As of June 30, 2024, the projected benefit obligation under our two employer defined benefit pension plans exceeded the fair value of plan assets. The difference between the projected benefit obligation and the fair value of plan assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require payments to the Pension Benefit Guaranty Corporation. In addition, facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit pension plans, and the cost of such liabilities may be significant or may compromise our ability to close facilities or otherwise conduct cost reduction initiatives on time and within budget. A significant increase in future funding requirements could have a negative impact on our financial condition and results of operations.
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

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 1C.	Cybersecurity
Overview
We understand the importance of cybersecurity in maintaining the confidentiality, integrity and availability of our systems and data. In order to protect against increasingly sophisticated cybersecurity threats, we have developed, implemented and maintained policies, procedures, and controls to mitigate material risks from cybersecurity threats, including robust protocols for the assessment of information concerning material cybersecurity incidents and the disclosure of such information to investors. These risks are evaluated on an ongoing basis as part of our overall risk management strategy. As discussed in more detail below, we have policies and procedures in place to safeguard our information systems, monitor these systems, protect the confidentiality and integrity of our data, train and raise awareness of cybersecurity threats amongst employees, detect intrusions into our systems, and respond to cybersecurity incidents. Despite these efforts, no system is impenetrable, and we cannot provide assurances that we will timely identify or prevent every cybersecurity attack or incident.
Risk Management and Strategy
We have established processes for assessing, identifying, and managing material risks from cybersecurity threats and have integrated these cybersecurity processes into our overall risk management system. Specifically, we have adopted a cybersecurity framework which, where appropriate, aligns with the NIST's Cybersecurity Framework. Further, our systems, where appropriate, are PCI compliant under current standards.
We regularly review our Incident Response Plans to ensure readiness if and when an incident does occur. In the event of a cybersecurity incident, if a system does become non-operational, we maintain disaster recovery capabilities to return to normal operation in a timely manner.
Our cybersecurity processes to assess and identify cybersecurity risks include periodic risk assessments, deployment of security monitoring tools for continuous monitoring of our information systems, periodic testing for vulnerabilities in our systems, periodic testing of employees’ cybersecurity awareness, and the dispatch of incident-specific cybersecurity alerts, among other procedures.
Our Information Security team evaluates cybersecurity risks and works to design and ensure implementation of appropriate controls and safeguards in alignment with our business objectives and operational needs. Management periodically reviews cybersecurity risks as part of the overall risks to the company as part of the enterprise risk management program. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.
We engage various third parties to assess, test, or assist with the implementation of our risk management strategies, policies, and procedures to enhance our detection and management of cybersecurity risks, including but not limited to: consultants who assist with assessing risks, support our PCI compliance assessments, assess our systems alignment with the NIST Cybersecurity Framework, and test and/or scan for vulnerabilities.
We rely on software, hardware, and network systems, including cloud-based technology, which are either developed by us or licensed from or maintained by third parties to maintain operations.
Cybersecurity Governance
Management
The Company’s Director of Infrastructure & Security leads its cybersecurity program and reports to the Company’s Vice President of Information Technology. The Director of Infrastructure & Security is responsible for management of cybersecurity risk and protection and defense of the Company's networks and systems. The Director of Infrastructure & Security manages a team of cybersecurity professionals with broad experience and expertise, including in incident response, forensics, threat intelligence, vulnerability management, and mitigation. The Company's cybersecurity team has processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things: annual and ongoing security awareness training for employees, mechanisms to detect and monitor unusual network and endpoint activity, integrated threat intelligence and containment and incident response tools. The cybersecurity team also leverages multiple third-party security programs for full-time monitoring of security stacks and on-demand support to act as force multipliers in the event of severe or critical security events.
Both the Company’s Director of Infrastructure & Security and Vice President of Information Technology have extensive cybersecurity knowledge and skills, with each possessing over 20 years of cybersecurity and related IT security experience. The Director of Infrastructure & Security and the Vice President of Information Technology each remain informed of and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents and risks, including through their regular review of reports prepared by the Company’s Information Security team and the measures implemented by the Company to identify and mitigate cybersecurity risks and related threats.

Board of Directors
Our Board of Directors oversees our Enterprise Risk Management program, and cybersecurity risks are monitored as a part of the broader program. Our Board has primary responsibility to oversee risks from cybersecurity threats and has designated a specific Director, who possesses significant experience in information technology, as a special liaison (the “Technology Liaison”) between management and the Board of Directors. The Board of Directors as a whole, or through the Technology Liaison, regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our Technology Liaison receives quarterly updates from the Director of Infrastructure and Security and the Vice President of Information Technology relating to significant risks, cyber incidents, key performance indicators measuring the effectiveness of the Company’s cybersecurity risk program and other relevant matters. The Technology Liaison regularly briefs the Board on these updates, and the Board also receives periodic briefings on cybersecurity risk as part of the Company’s broader Enterprise Risk Management program. These risks, including current and emerging risks, are regularly evaluated by the Technology Liaison and the Board. In addition to the regular updates to the Technology Liaison, we have protocols by which certain cybersecurity incidents and threats are escalated within the Company and, where appropriate, reported in a timely manner to the Board and Technology Liaison.

Item 2.	Properties
Our production and distribution facilities as of June 30, 2024 are as follows:

Location	Approximate Area (Square Feet)	Purpose	Status
Fort Worth, TX	25,000	Corporate headquarters and product development lab	Leased
Portland, OR	124,000	Manufacturing and distribution, product development lab	Leased
Oklahoma City, OK	142,115	Equipment repair center	Leased
Northlake, IL	89,837	Distribution and warehouse	Leased
Moonachie, NJ	41,404	Distribution and warehouse	Leased
Rialto, CA	156,586	Distribution and warehouse	Leased
As of June 30, 2024, we stage our products in 104 branch warehouses throughout the contiguous United States. These branch warehouses and our distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our stand-alone branch warehouses vary in size from approximately 1,000 to 34,000 square feet.
Approximately 81% of our facilities are leased with a variety of expiration dates within the range of 2024 through 2030.
We calculate our utilization for all of our coffee roasting facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, five days per week), in each case, based on our current product mix. Utilization rates for our coffee roasting facilities were approximately 67%, 68%, and 75% during fiscal 2024, 2023 and 2022, respectively.
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
Holders
As of September 4, 2024, there were approximately 181 shareholders of record of common stock. This does not include persons whose common stock is in nominee or “street name” accounts through brokers.

Dividends
We have not recently declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to pay cash dividends in the foreseeable future.
Performance Graph
The following graph depicts a comparison of the total cumulative stockholder return on our common stock for each of the last five fiscal years relative to the performance of the Russell 2000 Index and a peer group index. Companies in the Russell 2000 and peer group index are weighted by market capitalization. The graph assumes an initial investment of $100.00 at the close of trading on June 30, 2019 and that all dividends paid by companies included in these indices have been reinvested.
Because no published peer group is similar to the Company's portfolio of business, the Company created a peer group index that includes the following companies that operate in a similar line of business: Beyond Meat, Inc., Bridgford Foods Corp, The Vita Coco Company, Inc, The Duckhorn Portfolio, Inc., Freshpet, Inc., BRC Inc., Village Farms International, Inc, MGP Ingredients Inc., Vintage Wine Estates, Inc., SunOpta Inc., Vital Farms, Inc. and Whole Earth Brands, Inc..
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
Comparison of 5 Year Cumulative Total Return
(Fiscal Years Ended June 30)

	Fiscal Years Ended June 30,
	2019	2020	2021	2022	2023	2024
Farmer Bros. Co.	100.00	44.84	77.52	28.65	16.92	16.37
Russell 2000 Index	100.00	93.37	151.29	113.17	127.10	139.88
Peer Group Index	100.00	82.63	96.57	18.28	10.97	9.83
Issuer Purchases of Equity Securities
Neither we, nor any affiliated purchaser, purchased any of our equity securities during the quarter ended June 30, 2024.
Sale of Unregistered Securities
We did not sell unregistered securities during fiscal 2024.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. This Management's Discussion and Analysis is for continuing operations of the Company. The Company’s results of operations for fiscal 2023 presented have been adjusted to reflect the discontinued operations related to the Sale. The results of operations and the related discussions below focus on the Company’s continuing operations for each period. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for fiscal 2024 and fiscal 2023 are not necessarily indicative of the results that may be expected for any future period. This discussion, which presents our results for fiscal 2024 and fiscal 2023, should be read in conjunction with our Consolidated Financial Statements and the accompanying notes and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K, filed with the SEC on September 12, 2023, as amended by that certain Amendment No. 1 to Form 10-K, filed with the SEC on October 27, 2023, which provides additional information on our results for fiscal 2023 and our fiscal year ended June 30, 2022 ("fiscal 2022").
Our Business
We are a leading coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea and other allied products manufactured under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. Our principal office is located in Fort Worth, Texas. We operate in one business segment.
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
We operate a production facility in Portland, Oregon. We distribute our products from our Portland, Oregon production facility, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 243 delivery routes and 104 branch warehouses as of June 30, 2024. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Summary Overview of Fiscal 2024 Results
Net sales in fiscal 2024 increased $1.1 million, or 0.3%, to $341.1 million from $340.0 million in fiscal 2023. The increase in net sales was primarily due to higher pricing compared to prior periods, partially offset by a decline in sales volume.
During fiscal 2024, we experienced higher gross margins compared to fiscal 2023. Overall, gross margins increased by 5.6% to 39.3% in fiscal 2024 from 33.7% in fiscal 2023. The improvement in gross margins was a result of price increases and delivery surcharges implemented across our network.
Operating expenses increased by $0.6 million in fiscal 2024 over the prior year period due to a $8.2 million increase in selling expenses and a $4.1 million increase in general and administrative expenses offset by a $11.7 million increase in gain on sale of assets from the sale of branch properties and other assets. The increase in selling expenses during fiscal 2024 was primarily due to additional spend on facility and vehicle rent expense and healthcare benefits, partially offset by a decrease in advertising related expenses. The increase in general and administrative expenses during fiscal 2024 was primarily due to an increase in severance costs, other compensation related costs and rent. Further, the increase was impacted by the non-recurrence of a $1.9 million gain related to the settlement of the Boyd’s acquisition and payroll tax refund in fiscal 2023.
Our capital expenditures related to continuing operations for fiscal 2024 were $13.8 million as compared to $13.2 million in fiscal 2023, an increase of $0.6 million. This was driven by an increase in maintenance capital spend on buildings and facilities.
As of June 30, 2024, the outstanding debt on our Revolver Credit Facility was $23.3 million, an increase of $0.3 million since June 30, 2023. Our cash increased by $0.6 million to $6.0 million as of June 30, 2024, compared to $5.4 million as of June 30, 2023.
Financial Data Highlights (in thousands, except per share data and percentages)

	For The Years Ended June 30,		2024 vs 2023
	2024	2023	Favorable (Unfavorable)
			Change	% Change
Income Statement Data:
Net sales	$341,094	$339,964	$1,130	0.3%
Gross margin	39.3%	33.7%	5.6%	NM
Operating expenses as a % of sales	39.9%	39.9%	—%	NM
Loss from continuing operations	$(3,875)	$(34,038)	$30,163	NM
Loss from continuing operations available to common stockholders per common share, basic and diluted	$(0.19)	$(1.74)	$1.55	NM

Operating Data:
Coffee pounds - continuing operations	22,169	24,373	(2,204)	(9.0)%
EBITDA(1)	$10,718	$(16,925)	$27,643	NM
EBITDA Margin(1)	3.1%	(5.0)%	8.1%	NM
Adjusted EBITDA(1)	$558	$(14,153)	$14,711	NM
Adjusted EBITDA Margin(1)	0.2%	(4.2)%	4.4%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	46.4%	47.1%	(0.7)%	(1.5)%
Tea & Other Beverages (2)	26.4%	26.0%	0.4%	1.5%
Culinary	19.3%	19.0%	0.3%	1.6%
Spices	6.4%	6.9%	(0.5)%	(7.2)%
Delivery Surcharge	1.5%	1.0%	0.5%	NM
Net sales from continuing operations	100.0%	100.0%

Other data:
Capital expenditures related to maintenance	$13,843	$13,190	$(653)	(5.0)%
Total capital expenditures	13,843	13,190	(653)	(5.0)%
Depreciation & amortization expense	11,588	12,938	1,350	10.4%
________________
NM - Not Meaningful
(1) EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below for a reconciliation of these non-GAAP measures to their corresponding GAAP measures, as well as discussion of certain changes we made to our methodology for calculating Adjusted EBITDA beginning with the period ending June 30, 2024.
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
•Fluctuations in Green Coffee Prices. Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, coffee “C” market near month price per pound ranged from approximately $0.90 to $2.60. The coffee “C” market near month price as of June 30, 2024 and 2023 was $2.29 and $1.65 per pound, respectively. The price and availability of green coffee directly impacts our results of operations. For additional details, see Risk Factors in Part I, Item 1A of this Form 10-K.
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
Results of Operations
The following table sets forth information regarding our consolidated results of operations for fiscal 2024 and fiscal 2023.

	For the Years Ended June 30,		2024 vs 2023
	2024	2023	Favorable (Unfavorable)
			Change	% Change
Net sales	$341,094	$339,964	$1,130	0.3%
Cost of goods sold	207,201	225,351	18,150	8.1%
Gross profit	133,893	114,613	19,280	16.8%
Selling expenses	111,371	103,151	(8,220)	(8.0)%
General and administrative expenses	41,649	37,561	(4,088)	(10.9)%
Net gains from sale of assets	(16,877)	(5,140)	11,737	NM
Operating expenses	136,143	135,572	(571)	(0.4)%
Loss from operations	(2,250)	(20,959)	18,709	89.3%
Other (expense) income:
Interest expense	(7,835)	(9,162)	1,327	14.5%
Other, net	6,224	(4,242)	10,466	NM
Total other (expense) income	(1,611)	(13,404)	11,793	(88.0)%
Loss from continuing operations before taxes	(3,861)	(34,363)	30,502	88.8%
Income tax expense (benefit)	14	(325)	(339)	104.3%
Loss from continuing operations	$(3,875)	$(34,038)	$30,163	88.6%
_____________
NM - Not Meaningful
Fiscal 2024 and Fiscal 2023
Net Sales
Net sales in fiscal 2024 increased $1.1 million, or 0.3%, to $341.1 million from $340.0 million in fiscal 2023. The increase in net sales was primarily due to higher pricing compared to prior periods, partially offset by a decline in sales volume. On our sales, average unit price increased due to the increase in pricing.
The following table presents the effect of changes in unit sales, unit pricing and product mix for fiscal 2024 compared to fiscal 2023 (in millions):
Units Sold and Pricing

	For Year Ended June 30, 2024 vs 2023	% of Total Mix Change
Effect of change in unit sales	(31.4)	(2.9)%
Effect of pricing and product mix changes	32.5	2.9%
Total increase in net sales	1.1	—%
Unit sales decreased 8.6% and average unit price increased by 7.8% in fiscal 2024 as compared to the same prior year period, resulting in a net increase in net sales of 0.3%. Average unit price increased during fiscal 2024 due to a mix of products sold, along with price increases implemented during fiscal 2024. There were no new product category introductions in fiscal

2024 or fiscal 2023 which had a material impact on our net sales.
Gross Profit
Gross profit in fiscal 2024 increased $19.3 million, or 16.8%, to $133.9 million from $114.6 million in fiscal 2023. Gross margin increased by 5.6% to 39.3% in fiscal 2024 from 33.7% in fiscal 2023. The increase in gross profit in fiscal 2024 was primarily driven by improved pricing.
Operating Expenses
In fiscal 2024, operating expenses increased by $0.6 million, or 0.4%, to $136.1 million, from $135.6 million, in fiscal 2023. The increase was primarily due to $8.2 million increase in selling expenses and a $4.1 million increase in general and administrative expenses offset by a $11.7 million increase in net gains from sale of assets due to sale of branch properties during fiscal 2024.
The increase in selling expenses during fiscal 2024 was primarily due to additional spend on facility and vehicle rent expense and healthcare benefits. The increase in general and administrative expenses during fiscal 2024 was primarily due to an increase in severance costs, other compensation related costs and rent. Further, the increase was impacted by the non-recurrence of a $1.9 million gain related to the settlement of the Boyd’s acquisition and payroll tax refund in fiscal 2023.
Total Other Income (Expense)
Total other income (expense) in fiscal 2024 was $1.6 million of expense compared to $13.4 million of expense in fiscal 2023. The change in total other income (expense) in fiscal 2024 was primarily a result of a decrease in interest expense and gains from coffee-related derivative instruments in fiscal 2024 compared to losses from coffee-related derivative instruments in fiscal 2023.
Interest expense in fiscal 2024 decreased $1.3 million to $7.8 million from $9.2 million in the prior year period. The decrease in interest expense in fiscal 2024 was principally due to lower supplier interest expense.
In fiscal 2024, Other, net increased by $10.4 million to a $6.2 million gain compared to a $4.2 million loss in fiscal 2023. The increase in Other, net, was primarily a result of mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges during fiscal 2024.
Income Taxes
In fiscal 2024, we recorded income tax expense of $14.0 thousand as compared to income tax benefit of $0.3 million in fiscal 2023. The income tax expense in the current year was related primarily to state income tax.
Non-GAAP Financial Measures
In addition to net loss determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as loss from continuing operations excluding the impact of:
•income tax expense (benefit);
•interest expense; and
•depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as loss from continuing operations excluding the impact of:
•income tax expense (benefit);
•interest expense;
•depreciation and amortization expense;
•401(k) and share-based compensation expense;
•net gains from sales of assets;
•severance costs;
•loss related to sale of business; and
•gain on settlement with Boyd's sellers.
“Adjusted EBITDA Margin” is defined as Adjusted EBITDA expressed as a percentage of net sales.
For purposes of calculating EBITDA and EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin, we have excluded the impact of interest expense resulting from non-cash pretax pension and postretirement benefits. For purposes of calculating Adjusted EBITDA and Adjusted EBITDA Margin, we are also excluding the impact of severance and the loss related to sale of business as these items are not reflective of our ongoing operating results. See Note 3, Discontinued Operations of the Notes to Consolidated Financial Statements included in this Form 10‑K for more information related to the sale of business and the discontinued operations.
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
Set forth below is a reconciliation of loss from continuing operations to EBITDA (non-GAAP):

	For the Year Ended June 30,
(In thousands)	2024	2023
Loss from continuing operations	$(3,875)	$(34,038)
Income tax expense (benefit)	14	(325)
Interest expense (1)	2,991	4,499
Depreciation and amortization expense	11,588	12,939
EBITDA	$10,718	$(16,925)
EBITDA Margin	3.1%	(5.0)%
____________
(1)Excludes interest expense related to pension plans and postretirement benefits.
Set forth below is a reconciliation of loss from continuing operations to Adjusted EBITDA (non-GAAP):

	Year Ended June 30,
(In thousands)	2024	2023
Loss from continuing operations	$(3,875)	$(34,038)
Income tax expense (benefit)	14	(325)
Interest expense (1)	2,991	4,499
Depreciation and amortization expense	11,588	12,939
401(k) and share-based compensation expense	3,762	8,212
Net gains from sale of assets	(18,091)	(5,140)
Severance costs	2,955	1,617
Loss related to sale of business (3)	1,214	—
Gain on settlement with Boyd's sellers (2)	—	(1,917)
Adjusted EBITDA	$558	$(14,153)
Adjusted EBITDA Margin	0.2%	(4.2)%
________
(1)Excludes interest expense related to pension plans and postretirement benefits.
(2)Result of the settlement related to the acquisition of Boyd Coffee Company which included the cancellation of shares of Series A Preferred Stock and settlement of liabilities.
(3)Result of the settlements related to the Sale, which included gains related to coffee hedges and settlement of liabilities.

Liquidity, Capital Resources and Financial Condition
The following table summarizes the Company’s debt obligations, excluding unamortized deferred debt financing costs:

				June 30, 2024		June 30, 2023
(In thousands)	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	various	4/26/2027	N/A	$23,300	7.05%	$23,021	6.17%
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
The Credit Facility contain customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments. As of and through June 30, 2024, we were in compliance with all of the covenants under the Credit Facility.
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
At June 30, 2024, we had outstanding borrowings of $23.3 million and utilized $4.1 million of the letters of credit sublimit under the Credit Facility, and had $27.8 million of availability under our Credit Facility.
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
At June 30, 2024, we had $5.8 million of unrestricted cash and cash equivalents. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity. An economic downturn may also cause substantial changes in consumer behavior and demand for our products, adversely affecting results of operations and our financial position, some of which we may not be able to predict with certainty.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	For the Years Ended June 30,
	2024	2023
Consolidated Statements of cash flows data (in thousands)
Net cash used in operating activities	$(14,147)	(7,324)
Net cash provided by investing activities	14,723	340
Net cash provided by (used in) financing activities	10	(86,140)
Net increase (decrease) in cash and cash equivalents	$586	$(93,124)
Operating Activities
Net cash used in operating activities in fiscal 2024 increased $6.8 million as compared to fiscal 2023. The change was driven by a paydown of accounts payable and an increase in inventory, partially offset by a decrease in accounts receivable in fiscal 2024.
Investing Activities
Net cash provided by investing activities during fiscal 2024 was $14.7 million as compared to $0.3 million during fiscal 2023. In fiscal 2024, proceeds from sale of assets was $29.8 million offset by maintenance capital expenditures of $13.8 million and a $1.2 million related to a working capital adjustment in continuing operations.
Financing Activities
Net cash provided by financing activities during fiscal 2024 was $10.0 thousand as compared to $86.1 million of cash used in financing activities during fiscal 2023. Proceeds from the Sale were used to pay off in full, the $47 million outstanding amount under the Term Credit Facility and the partial pay down of the Revolver Credit Facility to a balance of $23.0 million as of June 30, 2023. The Revolver Credit Facility remained at $23.3 million as of June 30, 2024.
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
At June 30, 2024, we had $5.8 million of unrestricted cash and cash equivalents. At June 30, 2024, we had $27.8 million of availability under our Credit Facility.
The following table contains information regarding total contractual obligations as of June 30, 2024, which we expect to fund primarily with operating cash flows:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations(1)	$40,659	$14,046	$16,832	$9,464	$317
Finance lease obligations(1)	289	193	96	—	—
Pension plan obligations(2)	73,950	7,900	15,010	15,100	35,940
Postretirement benefits other than pension plans (2)	719	71	147	150	351
Revolving credit facility (4)	23,300	—	23,300	—	—
Purchase commitments(3)	51,686	51,686	—	—	—
Derivative liabilities	2,235	730	1,505	—	—
Total contractual obligations	$192,838	$74,626	$56,890	$24,714	$36,608
 ______________
(1) See Note 6, Leases, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
(2) See Note 12, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
(3) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2024. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets. See Note 19, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
(4) See Note 13, Debt Obligations, of the Notes to Consolidated Financial Statements included in this Form 10‑K.

Capital Expenditures
For fiscal 2024 and fiscal 2023 our capital expenditures paid were $13.8 million and $13.2 million, respectively. In fiscal 2025, we anticipate capital expenditures will be between $9.0 million and $11.0 million. We expect to finance these expenditures through cash flows from operations and borrowings under our Revolver Credit Facility.
Depreciation and amortization expense from continuing operations was $11.6 million and $12.9 million in fiscal 2024 and 2023, respectively.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2024 or June 30, 2023.
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
We utilize derivative instruments to reduce the impact of changing green coffee commodity prices. We purchase over-the-counter coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Notwithstanding this customer direction, pursuant to Accounting Standards Codification (“ASC“) 815, “Derivatives and Hedging,” we are considered the owner of these derivative instruments and, therefore, we are required to account for them as such. In the event the customer fails to purchase the products associated with the underlying derivative instruments for which the price has been locked-in on behalf of the customer, we expect that such derivative instruments will be assigned to, and assumed by, the customer in accordance with contractual terms or, in the absence of such terms, in accordance with standard industry custom and practice. In the event the customer fails to assume such derivative instruments, we will remain obligated on the derivative instruments at settlement. We generally settle derivative instruments to coincide with the receipt of the purchased green coffee or apply the derivative instruments to purchase orders effectively fixing the cost of in-bound green coffee purchases. As of June 30, 2024 and 2023, we had 0.1 million and 3.9 million pounds of green coffee covered under coffee-related derivative instruments, respectively. We do not purchase any derivative instruments to hedge cost fluctuations of any commodities other than green coffee.
The fair value of derivative instruments is based upon broker quotes. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. The change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (“AOCI”) on our consolidated balance sheet and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. At June 30, 2024, none of our outstanding coffee-related derivative instruments, were designated as cash flow hedges. At June 30, 2023, approximately 40% of our outstanding coffee-related derivative instruments, representing 1.5 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. The portion of open hedging contracts that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results.

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
The following table illustrates the sensitivity to a change in certain assumptions for the Farmer Bros. pension plan, holding all other assumptions constant:

($ in thousands)	Effect on 2024 Net Periodic Benefit Cost	Effect on June 30, 2024 PBO
50 basis points decrease in discount rate	$(58)	$4,260
50 basis points increase in discount rate	$48	$(3,932)
50 basis points decrease in expected rate of return on assets	$382	N/A
50 basis points increase in expected rate of return on assets	$(382)	N/A
See Note 12, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Form 10‑K for further discussions of our various pension plans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had outstanding borrowings on our Revolver of $23.3 million and had utilized $4.1 million of the letters of credit sublimit at June 30, 2024. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the Revolver at June 30, 2024 was 7.05%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the Revolver based on the weighted average interest rate on the outstanding borrowings as of June 30, 2024:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$23,300	5.55%	$1,293
–100 basis points	$23,300	6.05%	$1,410
Unchanged	$23,300	7.05%	$1,643
+100 basis points	$23,300	8.05%	$1,876
+150 basis points	$23,300	8.55%	$1,992
Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of green coffee. We value green coffee inventory on the FIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition, market conditions and customer contractual terms, volatile price increases cannot always be passed on to our customers in a timely manner, if at all. See Note 5, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K for further discussions of our derivative instruments.
The following table summarizes the potential impact as of June 30, 2024 to net income (loss) and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$11	$(11)	$—	$—
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of June 30, 2024. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of June 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures are effective.
Management's Report on Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting pursuant to Rules 13a-15(d) or 15d-15(d) promulgated under the Exchange Act during our fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2024.

Item 9B.	Other Information
During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the Company’s 2024 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated in this Form 10-K by reference.

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
(a)List of Financial Statements and Financial Statement Schedules:
1. Financial Statements included in Part II, Item 8 of this Form 10-K:

Consolidated Balance Sheets as of June 30, 2024 and 2023.

Consolidated Statements of Operations for the Years Ended June 30, 2024, 2023 and 2022.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2024, 2023 and 2022.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2024, 2023 and 2022.

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2024, 2023 and 2022.

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

4.1
Description of Farmer Bros. Co. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.1
Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).*

10.2
Amendment No. 1 to Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).*

10.3
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

10.4
Amendment to the Farmer Bros. Co. Retirement Plan, dated as of December 1, 2018 (filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.5
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).*

10.6
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017 and incorporated herein by reference).*

Exhibit No.	Description
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

Exhibit No.	Description
10.24
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.25
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.26
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Grant Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.27
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Grant Agreement (Employees) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.28
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 28, 2021 and incorporated herein by reference).*

10.29
Form of Farmer Bros Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 10, 2023 and incorporated herein by reference).*

10.30
Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.31
Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.32
Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Cash-Based Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.33
Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Cash-Based Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.34	Farmer Bros. Co. 2020 Inducement Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).*

10.35
Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).*

10.36
Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).*

10.37
Form of Severance Agreement (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.38	Form of Amended and Restated Severance Agreement (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).*

10.39
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 2, 2022).*

10.40
Interest Rate Swap Confirmation, dated as of March 28, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).*

10.41
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
10.42
Consent and Amendment No. 1 to Credit Agreement, dated as of December 20, 2021, by and among Farmer Bros Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).

10.43
Increase Joinder and Amendment No. 2 to Credit Agreement, dated as of August 8, 2022, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2022 and incorporated herein by reference).

10.44
Amendment No. 3 to Credit Agreement, dated August 31, 2022, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2022 and incorporated herein by reference).

10.45
Consent and Amendment No. 4 to Credit Agreement, dated June 30, 2023, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).

10.46
Consent and Amendment No. 5 to Credit Agreement, dated December 4, 2023, by and among the Company, Boyd Assets Co., FBC Finance Company, Coffee Bean Holding Co., Inc., Coffee Bean International, Inc. and China Mist Brands, Inc., as borrowers, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023 and incorporated herein by reference).

10.47
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

10.50
ISDA Master Agreement dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.51
Schedule of the ISDA Master Agreement, dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.52
Replacement interest rate swap with Wells Fargo Bank, N.A. pursuant to a new interest rate swap confirmation (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.53
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

10.54
Amendment, dated March 6, 2024, to Letter Agreement, dated November 7, 2023, by and among the Company, JCP Investment Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC, James C. Pappas, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024 and incorporated herein by reference).

10.55
Employment Agreement, dated as of May 1, 2024, by and between the Company and John E. Moore III (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on May 3, 2024 and incorporated herein by reference).

Exhibit No.	Description
10.56	Offer Letter, dated as of May 16, 2024, by and between the Company and Vance Fisher (filed herewith).*

10.57	Retention Agreement, dated August 7, 2023, by and between the Company and Matt Coffman (filed herewith).*

10.58
Retention Agreement, dated September 13, 2023, by and between the Company and Brad Bollner (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.59
Retention Agreement, dated September 13, 2023, by and between the Company and Jared Vitemb (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.60	Restricted Stock Unit Agreement, dated July 1, 2024, by and between the Company and Vance Fisher (filed herewith).*

10.61	Performance Restricted Stock Unit Agreement, dated July 1, 2024, by and between the Company and Vance Fisher (filed herewith).*

10.62
Severance Agreement, effective September 13, 2019, by and between the Company and Deverl Maserang (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 10, 2019 and incorporated herein by reference).*

10.63
Letter Agreement, dated August 14, 2024, by and among the Company, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 16, 2024 and incorporated herein by reference).*

14.1
Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 and updated February 2013 and September 7, 2017 (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 29, 2017 and incorporated herein by reference).

16.1
Letter of Deloitte & Touche LLP to the SEC dated December 22, 2021, (filed as Exhibit 16.1 to the Company’s Report on Form 8-K filed with the SEC on December 22, 2021 and incorporated herein by reference).

19.1	Farmer Bros. Co. Insider Trading Policy (filed herewith).*

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed as Exhibit 21.1 to the Company’s Report on Form 10-K filed with the SEC on September 2, 2022 and incorporated herein by reference).

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Farmer Bros. Co. Amended and Restated Policy on Executive Compensation in Restatement Situations (filed herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
________________

*	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ John E. Moore III
John E. Moore III President and Chief Executive Officer
September 12, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John E. Moore III	President, Chief Executive Officer and Director (principal executive officer)	September 12, 2024
John E. Moore III

/s/ Vance Ratliff Fisher	Chief Financial Officer (principal financial officer)	September 12, 2024
Vance Ratliff Fisher

/s/ Matthew Coffman	Vice President and Controller (principal accounting officer)	September 12, 2024
Matthew Coffman

/s/ David A. Pace	Chairman of the Board and Director	September 12, 2024
David A. Pace

/s/ Stacy Loretz-Congdon	Director	September 12, 2024
Stacy Loretz-Congdon

/s/ Terence C. O’Brien	Director	September 12, 2024
Terence C. O’Brien

/s/ Bradley L. Radoff	Director	September 12, 2024
Bradley L. Radoff

/s/ Waheed Zaman	Director	September 12, 2024
Waheed Zaman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Farmer Bros. Co.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Dallas, Texas
September 12, 2024

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,830	$5,244
Restricted cash	175	175
Accounts and notes receivable, net of allowance for credit losses of $710 and $416, respectively	35,147	45,129
Inventories	57,230	49,276
Short-term derivative assets	11	68
Prepaid expenses	4,236	5,334
Assets held for sale	352	7,770
Total current assets	102,981	112,996
Property, plant and equipment, net	34,002	33,782
Intangible assets, net	11,233	13,493
Right-of-use operating lease assets	35,241	24,593
Other assets	1,756	2,917
Total assets	$185,213	$187,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	48,478	60,088
Accrued payroll expenses	10,782	10,082
Right-of-use operating lease liabilities - current	14,046	8,040
Short-term derivative liability	730	2,636
Other current liabilities	2,997	4,519
Total current liabilities	77,033	85,365
Long-term borrowings under revolving credit facility	23,300	23,021
Accrued pension liabilities	12,287	19,761
Accrued postretirement benefits	789	763
Accrued workers’ compensation liabilities	2,378	3,065
Right-of-use operating lease liabilities	21,766	17,157
Other long-term liabilities	2,111	537
Total liabilities	$139,664	$149,669
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 21,264,327 and 20,142,973 shares issued and outstanding at June 30, 2024 and 2023, respectively	21,265	20,144
Additional paid-in capital	79,963	77,278
Accumulated deficit	(30,354)	(26,479)
Accumulated other comprehensive loss	(25,325)	(32,831)
Total stockholders’ equity	$45,549	$38,112
Total liabilities and stockholders’ equity	$185,213	$187,781
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Years Ended June 30,
	2024	2023	2022
Net sales	$341,094	$339,964	$314,783
Cost of goods sold	207,201	225,351	180,968
Gross profit	133,893	114,613	133,815
Selling expenses	111,371	103,151	99,458
General and administrative expenses	41,649	37,561	43,243
Net gains from sale of assets	(16,877)	(5,140)	(2,905)
Operating expenses	136,143	135,572	139,796
Loss from operations	(2,250)	(20,959)	(5,981)
Other (expense) income:
Interest expense	(7,835)	(9,162)	(4,009)
Other, net	6,224	(4,242)	8,140
Total other (expense) income	(1,611)	(13,404)	4,131
Loss from continuing operations before taxes	(3,861)	(34,363)	(1,850)
Income tax expense (benefit)	14	(325)	124
Loss from continuing operations	$(3,875)	$(34,038)	$(1,974)
Loss from discontinued operations, net of income taxes	—	(45,142)	(13,687)
Net loss	$(3,875)	$(79,180)	$(15,661)
Less: Cumulative preferred dividends, undeclared and unpaid	$—	$—	$594
Net loss available to common stockholders	$(3,875)	$(79,180)	$(16,255)
Loss from continuing operations available to common stockholders per common share, basic and diluted	$(0.19)	$(1.74)	$(0.14)
Loss from discontinued operations available to common stockholders per common share, basic and diluted	$—	$(2.30)	$(0.75)
Net loss available to common stockholders per common share, basic and diluted	$(0.19)	$(4.04)	$(0.89)
Weighted average common shares outstanding—basic and diluted	20,873,266	19,621,992	18,200,080

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended June 30,
	2024	2023	2022
Net loss	$(3,875)	$(79,180)	$(15,661)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on derivatives designated as cash flow hedges	406	(2,384)	12,172
Loss (gains) on derivatives designated as cash flow hedges reclassified to cost of goods sold	615	(1,392)	(15,865)
Losses on derivative instruments undesignated as cash flow hedges reclassified to interest expense	—	909	1,208
Change in pension and retiree benefit obligations	6,484	8,467	9,383
Total comprehensive income (loss)	$3,630	$(73,580)	$(8,763)

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	14,700	$15	17,852,793	$17,853	$66,109	$66,311	$(45,329)	$104,959
Net loss	—	—	—	—	—	(15,661)	—	(15,661)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(2,485)	(2,485)
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	9,383	9,383
ESOP compensation expense, including reclassifications	—	—	371,566	373	3,271	—	—	3,644
Share-based compensation	—	—	—	—	3,347	—	—	3,347
Issuance of common stock and stock option exercises	—	—	240,607	240	(730)	—	—	(490)
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	2,051	—	2,051
Balance at June 30, 2022	14,700	15	18,464,966	18,466	71,997	52,701	(38,431)	104,748
Net loss	—	—	—	—	—	(79,180)	—	(79,180)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(2,867)	(2,867)
Postretirement benefits curtailment, net of taxes	—	—	—	—	—	—	8,467	8,467
401(k) compensation expense, including reclassifications	—	—	937,848	938	3,727	—	—	4,665
Share-based compensation	—	—	—	—	3,645	—	—	3,645
Issuance of common stock and stock option exercises	—	—	340,951	341	(341)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	(14,700)	(15)	399,208	399	(1,750)	—	—	(1,366)
Balance at June 30, 2023	—	—	20,142,973	20,144	77,278	(26,479)	(32,831)	38,112
Net loss	—	—	—	—	—	(3,875)	—	(3,875)
Cash flow hedges, net of taxes	—	—	—	—	—	—	1,022	1,022
Postretirement benefits curtailment, net of taxes	—	—	—	—	—	—	6,484	6,484
401(k) compensation expense, including reclassifications	—	—	595,031	595	1,099	—	—	1,694
Share-based compensation	—	—	—	—	2,112	—	—	2,112
Issuance of common stock and stock option exercises	—	—	526,323	526	(526)	—	—	—
Balance at June 30, 2024	—	$—	21,264,327	$21,265	$79,963	$(30,354)	$(25,325)	$45,549

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended June 30,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(3,875)	$(79,180)	$(15,661)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,588	22,168	23,810
Gain on settlement related to Boyd's acquisition	—	(1,917)	—
Deferred income taxes	—	(735)	(425)
Net (gains) losses from sale of assets	(18,091)	22,275	(2,905)
Net losses (gains) on derivative instruments	113	7,504	(21,620)
ESOP and share-based compensation expense	3,806	8,311	6,501
Provision for credit losses	748	743	(353)
Change in operating assets and liabilities:
Accounts receivable, net	10,448	(939)	(6,260)
Inventories	(7,954)	19,785	(22,828)
Derivative assets, net	565	(6,235)	19,554
Other assets	2,335	(945)	2,652
Accounts payable	(11,777)	7,087	7,111
Accrued expenses and other	(2,053)	(4,802)	(1,030)
Net cash used in operating activities	$(14,147)	$(6,880)	$(11,454)
Cash flows from investing activities:
Sale of business	(1,214)	92,226	—
Purchases of property, plant and equipment	(13,843)	(15,016)	(15,163)
Proceeds from sales of property, plant and equipment	29,780	11,235	9,118
Net cash provided by (used in) investing activities	$14,723	$88,445	$(6,045)
Cash flows from financing activities:
Proceeds from Credit Facilities	6,279	54,000	23,500
Repayments on Credit Facilities	(6,000)	(139,579)	(5,900)
Payment of financing costs	(76)	(368)	(352)
Payments of finance lease obligations	(193)	(193)	(193)
Net cash provided by (used in) financing activities	$10	$(86,140)	$17,055
Net increase (decrease) in cash and cash equivalents and restricted cash	$586	$(4,575)	$(444)
Cash and cash equivalents and restricted cash at beginning of period	$5,419	$9,994	$10,438
Cash and cash equivalents and restricted cash at end of period	$6,005	$5,419	$9,994

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,803	$11,760	$7,503
Cash paid for income taxes	164	177	142
Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	167	124	63
Right-of-use assets obtained in exchange for new operating lease liabilities	13,508	3,517	7,684
Non-cash issuance of ESOP and 401(K) common stock	595	938	373
Cumulative preferred dividends, undeclared and unpaid	—	—	594
Conversion of preferred shares	—	399	—

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Introduction and Basis of Presentation
Description of Business
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a leading coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea and other allied products. The Company serves a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store retailers, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. The Company’s product categories consist of roast and ground coffee; frozen liquid coffee flavored and unflavored iced and hot teas and other beverages including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee; culinary products and spices. The Company was founded in 1912 incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company's principal office and product development lab is located in Fort Worth, Texas ("Fort Worth facility"). The Company operates in one business segment.
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
The Company operates a production facility in Portland, Oregon. Distribution takes place out of several distribution centers in Portland, Oregon; Northlake, Illinois; Rialto, California; and Moonachie, New Jersey.
The Company’s products reach its customers primarily through the Company’s nationwide direct-store-delivery ("DSD") network of 243 delivery routes and 104 branch warehouses as of June 30, 2024. The Company also does direct-ship via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products through its DSD network, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are primarily made “off-truck” by the Company to its customers at their places of business.
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
Allowance for credit losses
A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and deductions. Our accounting policy for the allowance for credit losses requires us to reserve an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, historical customer losses and the overall market and economic conditions of our customers to estimate future losses. This evaluation considers the customer demographic, such as large commercial customers as compared to small businesses or individual customers. We consider our accounts receivable delinquent or past due based on payment terms established with each customer. Accounts receivable are written off when the accounts are determined to be uncollectible.

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Concentration of Credit Risk
At June 30, 2024, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2024 and 2023, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 11% and 33% of the Company’s accounts receivable balance was with five customers at June 30, 2024 and 2023, respectively. There were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2024. The Company estimates its credit risk for accounts receivable at the amount recorded on the balance sheet. The accounts receivable are generally short-term and all estimated credit losses have been appropriately considered in establishing the allowance for credit losses.
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
Right-of-use lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is primarily recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are combined for certain assets.
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
Diluted EPS represents net loss available to holders of common stock divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. Common

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

equivalent shares include potentially dilutive shares from share-based compensation including stock options, unvested restricted stock, unvested performance-based restricted stock units, and shares of Series A Preferred Stock, as converted, because they are deemed participating securities. In the absence of contrary information, the Company assumes 100% of the target shares are issuable under performance-based restricted stock units.
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
The Company's outstanding share-based awards include performance-based restricted stock units ("PBRSUs") that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. The Company recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the service period based upon the Company’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, the Company reassesses the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled PNQs or PBRSUs and, to the extent share-based compensation expense was previously recognized for those cancelled PNQs or PBRSUs, such share-based compensation expense is reversed. If performance goals are exceeded and the payout is more than 100% of the target shares, additional compensation expense is recorded in the period when that determination is certified by the Compensation Committee of the Board of Directors. The Company also has Cash-Settled Restricted Stock Units ("CSRSUs") which are accounted for as liability awards, with compensation expense measured at fair value on the date of grant and recognized on a straight-line basis over the vesting period, net of forfeitures. Compensation expense is remeasured at each reporting date with a cumulative adjustment to compensation cost during the period based on changes in the Common Stock's closing share price.
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
Other Intangible Assets
Other intangible assets consist of finite-lived intangible assets including customer relationships. These assets are amortized over their estimated useful lives and are tested for impairment by grouping them with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company reviews the recoverability of its finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements which expire on or before September 30, 2027. At June 30, 2024 approximately 21% of the Company's workforce was covered by such agreements.
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
The estimated gross undiscounted workers’ compensation liability relating to such claims was $2.0 million and $3.3 million, as of June 30, 2024 and 2023, respectively. The estimated recovery from reinsurance was $0.2 million and $0.7 million, as of June 30, 2024 and 2023, respectively. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in “Other current liabilities” and in “Accrued workers' compensation liabilities,” respectively. The estimated insurance receivable is included in “Other assets” on the Company's consolidated balance sheets.
The Company had posted $4.1 million and $4.0 million letters of credit as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages as of June 30, 2024 and June 30, 2023, respectively.
The estimated liability related to the Company's self-insured group medical insurance was $0.6 million and $0.5 million for the years ended June 30, 2024 and 2023, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
The Company accrues the cost for general liability, product liability and commercial auto liability insurance based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims was $1.6 million and $1.4 million at June 30, 2024 and 2023, respectively. The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
Postretirement Benefits
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
The Company also entered into (i) a Transition Services Agreement with the Buyer pursuant to which the Company provided the Buyer certain specified services on a temporary basis, (ii) a Co-Manufacturing Agreement with the Buyer pursuant to which the Company and Buyer manufactured certain products for each other on a temporary basis and (iii) a Lease Agreement with the Buyer pursuant to which the Company leased office and warehouse space from the Buyer on a temporary basis. The Transition Services Agreement expired on March 31, 2024. The Co-Manufacturing Agreement and Lease Agreement expired June 30, 2024.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The operating results of the divested operations, have been reclassified as discontinued operations in the Consolidated Statements of Operations for the years ended June 30, 2023 and 2022, as detailed in the table below:

	For the year ended June 30,
(In thousands)	2023	2022
Net sales	$160,977	$154,410
Cost of goods sold	162,227	151,309
Gross (loss) profit	(1,250)	3,101
Selling expenses	6,578	7,819
General and administrative expenses	4,750	3,929
Loss on sale of assets	25,414	—
Operating expense	36,742	11,748
Loss from discontinued operations	(37,992)	(8,647)
Other (expense) income:
Interest expense	(9,008)	(5,507)
Other, net	1,124	42
Total other (expense)	(7,884)	(5,465)
Loss from discontinued operations before taxes	(45,876)	(14,112)
Income tax benefit	(734)	(425)
Loss from discontinued operations, net of income taxes	$(45,142)	$(13,687)
Interest expense for the Revolver was allocated on a ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt and the Term Loan was fully allocated to discontinued operations as it was required to be repaid in full.
Applicable Consolidated Statements of Cash Flow information related to the divested operations for the years ended June 30, 2023 and 2022 are detailed in the table below:

	For the Years Ended June 30,
(In thousands)	2023	2022
Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities	444	(13,192)
Net cash provided by (used in) investing activities	88,105	(1,539)
Note 4. Sales of Assets
Sale of Branch Properties
During the year ended June 30, 2024, the Company completed the sale of 13 branch properties. The total sales price was $31.7 million and net proceeds was $29.3 million. The completed sale of branch properties resulted in a gain on sale of $21.5 million.
During the year ended June 30, 2023, the Company completed the sale of four branch properties. The total sales price was $12.5 million and net proceeds was $11.8 million. The completed sale of branch properties resulted in a gain on sale of $10.8 million.
Assets Held for Sale
The Company sometimes pursues options to divest corporate assets, primarily related to land and buildings. As of June 30, 2024 and 2023, certain branch properties met the accounting guidance criteria to be classified as held for sale. As such, the Company evaluated the assets to determine whether the carrying value exceeded the fair value less any costs to sell. No loss was recorded as of June 30, 2024 and 2023 and the aggregate assets held for sale are presented as a separate line item in the consolidated balance sheet.
The following table presents net carrying value related to the major classes of assets that were classified as held for sale at June 30, 2024 and June 30, 2023 :

(In thousands)	June 30, 2024	June 30, 2023
Building and facilities	$120	$4,327
Land	232	3,443
Assets held for sale	$352	$7,770

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 5. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to be fixed green coffee purchase contracts, which are described further in Note 2. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company's future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at June 30, 2024 and 2023:

	As of June 30,
(In thousands)	2024	2023
Derivative instruments designated as cash flow hedges:
Long coffee pounds	—	1,538
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	71	6,713
Less: Short coffee pounds	—	(4,388)
Total	71	3,863
Coffee-related derivative instruments not designated as cash flow hedges outstanding as of June 30, 2024 will expire within 1.5 years. At June 30, 2024 and 2023 approximately none and 40%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
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
Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	As of June 30,		As of June 30,
(In thousands)	2024	2023	2024	2023
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$—	$4	$11	$64
Long-term derivative assets:
Coffee-related derivative instruments(2)	—	—	33	—
Short-term derivative liabilities:
Coffee-related derivative instruments(3)	—	158	730	2,478
Long-term derivative liabilities:
Coffee-related derivative instruments(4)	—	—	1,505	—
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

	Year Ended June 30,			Financial Statement Classification
(In thousands)	2024	2023	2022
Net gains (losses) recognized from AOCI to earnings - Interest rate swap	—	396	(7)	Interest Expense
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	—	(1,305)	(1,201)	Interest Expense
Net (gains) losses recognized in AOCI - Coffee-related	(406)	2,384	(12,172)	AOCI
Net (loss) gains recognized in earnings - Coffee-related	(615)	1,392	15,865	Costs of goods sold
For the fiscal years ended June 30, 2024, 2023 and 2022, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net (gains) losses on derivative instruments in the Company's consolidated statements of cash flows also includes net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the fiscal years ended June 30, 2024, 2023 and 2022. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net (gains) losses on derivative instruments and investments” in the Company's consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Year Ended June 30,
(In thousands)	2024	2023	2022
Net gains (losses) on coffee-related derivative instruments (1)	$503	$(6,978)	$4,498
Non-operating pension and other postretirement benefit plans credits	3,648	2,910	3,598
Other (losses) gains, net	2,073	(174)	44
Other, net	$6,224	$(4,242)	$8,140
___________
(1) Excludes net losses and net gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the fiscal years ended June 30, 2024, 2023 and 2022.
Statement of Comprehensive Income (Loss)
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	June 30,
(In thousands)	2024	2023	2022
Accumulated other comprehensive loss (income) beginning balance	$1,175	$(1,692)	$(4,177)
Net gains (losses) recognized from AOCI to earnings - Interest rate swap	—	396	(7)
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	—	(1,305)	(1,201)
Net (gains) losses recognized in AOCI - Coffee-related	(406)	2,384	(12,172)
Net (loss) gains recognized in earnings - Coffee-related	(615)	1,392	15,865
Accumulated other comprehensive loss (income) ending balance	$154	$1,175	$(1,692)
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
As of June 30, 2024	Derivative Assets	$44	$(44)	$—	$—
	Derivative Liabilities	2,235	(44)	—	2,191
As of June 30, 2023	Derivative Assets	68	(68)	—	—
	Derivative Liabilities	2,636	(68)	—	2,568

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at June 30, 2024, $0.3 million of net gains on coffee-related derivative instruments designated as cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of June 30, 2024.
Note 6. Leases
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
Supplemental consolidated balance sheet information related to leases is as follows:

		As of June 30,
(In thousands)	Classification	2024	2023
Operating lease assets	Right-of-use operating lease assets	$35,241	$24,593
Finance lease assets	Property, plant and equipment, net	246	410
Total lease assets		$35,487	$25,003

Operating lease liabilities - current	Operating lease liabilities - current	14,046	8,040
Finance lease liabilities - current	Other current liabilities	193	193
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	21,766	17,157
Finance lease liabilities -noncurrent	Other long-term liabilities	82	251
Total lease liabilities		$36,087	$25,641
The components of lease expense are as follows:

	For the Years Ended June 30,
(In thousands)	2024	2023	2022
Operating lease expense	$13,785	$7,943	$7,526
Finance lease expense:
Amortization of finance lease assets	164	164	164
Interest on finance lease liabilities	24	34	44
Total lease expense	$13,973	$8,141	$7,734
The maturities of the lease liabilities are as follows:

	For the Years Ended June 30,
(In thousands)	Operating Leases	Finance Leases
2025	$14,046	$193
2026	9,627	96
2027	7,205	—
2028	6,244	—
2029	3,220	—
Thereafter	317	—
Total lease payments	40,659	289
Less: interest	(4,847)	(14)
Total lease obligations	$35,812	$275
Lease term and discount rate:

	For the Years Ended June 30,
	2024	2023
Weighted-average remaining lease terms (in years):
Operating lease	5.2	5.9
Finance lease	1.5	2.5
Weighted-average discount rate:
Operating lease	6.65%	6.20%
Finance lease	6.50%	6.50%

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Other Information:

	For the Years Ended June 30,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,956	$7,845
Operating cash flows from finance leases	24	34
Financing cash flows from finance leases	193	193
Note 7. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2024
Derivatives not designated as accounting hedges:
Coffee-related derivative assets (1)	44	—	44	—
Coffee-related derivative liabilities (1)	2,235	—	2,235	—

	Total	Level 1	Level 2	Level 3
As of June 30, 2023
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$4	$—	$4	$—
Coffee-related derivative liabilities (1)	158	—	158	—
Derivatives not designated as accounting hedges:
Coffee-related derivative assets (1)	64	—	64	—
Coffee-related derivative liabilities (1)	2,478	—	2,478	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
During the fiscal years ended June 30, 2024 and 2023, there were no transfers between the levels. Due to the highly liquid nature, the amount of the Company's other financial instruments represent the approximate fair value.
Note 8. Accounts Receivable, Net

	As of June 30,
(In thousands)	2024	2023
Trade receivables	$34,438	$42,914
Other receivables (1)	1,419	2,631
Allowance for credit losses	(710)	(416)
Accounts receivable, net	$35,147	$45,129
____________________
(1)Includes vendor rebates, transition services receivables and other non-trade receivables.
Allowance for credit losses:

(In thousands)
Balance at June 30, 2022	$(195)
Provision	(743)
Write-offs	288
Recovery	234
Balance at June 30, 2023	(416)
Provision	(748)
Write-offs	306
Recovery	148
Balance at June 30, 2024	$(710)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 9. Inventories

	As of June 30,
(In thousands)	2024	2023
Coffee
Processed	$22,432	$15,860
Unprocessed	6,105	7,409
Total	28,537	23,269
Tea and culinary products
Processed	25,166	21,418
Unprocessed	41	63
Total	25,207	21,481
Coffee brewing equipment parts	3,486	4,526
Total inventories	$57,230	$49,276
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
Note 10. Property, Plant and Equipment

	As of June 30,
(In thousands)	2024	2023
Buildings and facilities	$20,441	$20,146
Machinery and equipment	108,757	144,473
Capitalized software	9,190	7,934
Office furniture and equipment	8,486	8,231
	146,874	180,784
Accumulated depreciation	(113,790)	(147,920)
Land	918	918
Property, plant and equipment, net	$34,002	$33,782
Depreciation and amortization expense, related to continuing operations was $11.6 million, $12.9 million, and $12.4 million, for the years ended June 30, 2024, 2023, and 2022, respectively.
Maintenance and repairs to property, plant and equipment, related to continuing operations charged to expense for the years ended June 30, 2024, 2023, and 2022 were $8.3 million, $8.0 million and $7.3 million, respectively.
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

	As of June 30,
(In thousands)	2024	2023
Coffee Brewing Equipment	$66,596	$93,159
Accumulated depreciation	(39,941)	(66,953)
Coffee Brewing Equipment, net	$26,655	$26,206
Depreciation expense related to capitalized CBE and other CBE related expenses (excluding CBE depreciation) provided to customers and reported in cost of goods sold were as follows:

	For the Years Ended June 30,
(In thousands)	2024	2023	2022
Depreciation expense	$7,344	$7,213	$7,492
Other CBE expenses	36,859	32,298	25,773
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 11. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets:

		As of June 30,
	Weighted Average Amortization Period as of June 30, 2024	2024			2023
(In thousands)		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	2.8	$33,003	$(26,292)	$6,711	$33,003	$(24,092)	$8,911
Recipes	0.0	930	(930)	—	930	(885)	45
Trade name/brand name	0.0	510	(510)	—	510	(495)	15
Total amortized intangible assets		34,443	(27,732)	6,711	34,443	(25,472)	8,971
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		4,522	—	4,522	4,522	—	4,522
Total unamortized intangible assets		4,522	—	4,522	4,522	—	4,522
Total intangible assets		$38,965	$(27,732)	$11,233	$38,965	$(25,472)	$13,493
There were no indefinite-lived intangible asset impairment charges recorded in the fiscal years ended June 30, 2024, 2023 and 2022.
The Company also assesses the recoverability of certain finite-lived intangible assets. No impairment was recorded for the finite-lived intangibles for the years ended June 30, 2024, 2023, and 2022. Amortization expense for the year ended June 30, 2024 was $2.3 million. Amortization expense for the years ended June 30, 2023, and 2022 were $2.4 million each year, for these assets.
At June 30, 2024, future annual amortization of finite-lived intangible assets for the fiscal years 2025 through 2028 is estimated to be (in thousands):

For the fiscal year ending:
June 30, 2025	$2,200
June 30, 2026	2,200
June 30, 2027	1,911
June 30, 2028	400
Total	$6,711
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Single Employer Pension Plans
As of June 30, 2024, the Company has two defined benefit pension plans for certain employees (the "Farmer Bros. Plan" and the “Hourly Employees' Plan”).

	Farmer Bros. Plan As of June 30,		Hourly Employees’ Plan As of June 30,		Total
($ in thousands)	2024	2023	2024	2023	2024	2023
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$95,406	$102,508	$3,801	$3,951	$99,207	$106,459
Interest cost	4,631	4,451	186	173	4,817	4,624
Actuarial gain	(2,119)	(5,008)	(310)	(132)	(2,429)	(5,140)
Benefits paid	(6,535)	(6,545)	(194)	(191)	(6,729)	(6,736)
Projected benefit obligation at the end of the year	$91,383	$95,406	$3,483	$3,801	$94,866	$99,207
Change in plan assets
Fair value of plan assets at the beginning of the year	$75,934	$74,250	$3,690	$3,848	$79,624	$78,098
Actual return on plan assets	7,543	6,147	165	33	7,708	6,180
Employer contributions	2,332	2,082	—	—	2,332	2,082
Benefits paid	(6,535)	(6,545)	(194)	(191)	(6,729)	(6,736)
Fair value of plan assets at the end of the year	$79,274	$75,934	$3,661	$3,690	$82,935	$79,624
Funded status at end of year (underfunded)	$(12,109)	$(19,472)	$178	$(111)	$(11,931)	$(19,583)
Amounts recognized in consolidated balance sheets
Non-current assets	—	—	178	—	178	—
Noncurrent liabilities	(12,109)	(19,472)	—	(111)	(12,109)	(19,583)
Total	$(12,109)	$(19,472)	$178	$(111)	$(11,931)	$(19,583)
Amounts recognized in AOCI
Net loss	22,291	28,444	(185)	137	22,106	28,581
Total accumulated OCI (not adjusted for applicable tax)	$22,291	$28,444	$(185)	$137	$22,106	$28,581
Weighted average assumptions used to determine benefit obligations
Discount rate	5.35%	5.05%	5.35%	5.05%	5.35%	5.05%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
 Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,			Hourly Employees’ Plan June 30,			Total
($ in thousands)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost
Interest cost	4,631	4,451	3,262	186	173	129	4,817	4,624	3,391
Expected return on plan assets	(4,336)	(3,906)	(4,734)	(152)	(129)	(214)	(4,488)	(4,035)	(4,948)
Amortization of net loss	827	1,125	1,356	—	—	—	827	1,125	1,356
Net periodic benefit cost	$1,122	$1,670	$(116)	$34	$44	$(85)	$1,156	$1,714	$(201)
Other changes recognized in OCI
Net gain (1)	$(5,326)	$(7,249)	$(7,542)	$(322)	$(36)	$(279)	$(5,648)	$(7,285)	$(7,821)
Amortization of net loss	(827)	(1,125)	(1,356)	—	—	—	(827)	(1,125)	(1,356)
Total recognized in other comprehensive income (loss)	$(6,153)	$(8,374)	$(8,898)	$(322)	$(36)	$(279)	$(6,475)	$(8,410)	$(9,177)
Total recognized in net periodic benefit cost and OCI	$(5,031)	$(6,704)	$(9,014)	$(288)	$8	$(364)	$(5,319)	$(6,696)	$(9,378)
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.05%	4.50%	2.60%	5.05%	4.50%	2.60%	5.05%	4.50%	2.60%
Expected long-term return on plan assets	7.00%	6.50%	6.25%	5.50%	4.75%	6.50%	6.25%	5.63%	6.38%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
(1) Net gain for fiscal year ended June 30, 2024, 2023 and 2022 was primarily due to plan assets returns.
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
Additional Disclosures

	Farmer Bros. Plan June 30,		Hourly Employees’ Plan June 30,		Total
($ in thousands)	2024	2023	2024	2023	2024	2023
Comparison of obligations to plan assets
Projected benefit obligation	$91,383	$95,406	$3,483	$3,801	$94,866	$99,207
Accumulated benefit obligation	91,383	95,406	3,483	3,801	94,866	99,207
Fair value of plan assets at measurement date	79,274	75,934	3,661	3,690	82,935	79,624
Plan assets by category
Equity securities	37,849	49,516	—	750	37,849	50,266
Debt securities	37,504	20,765	3,661	2,940	41,165	23,705
Real estate	3,921	5,653	—	—	3,921	5,653
Total	$79,274	$75,934	$3,661	$3,690	$82,935	$79,624
Plan assets by category
Equity securities	47.7%	65.2%	—%	20.3%	45.6%	63.1%
Debt securities	47.3%	27.3%	100.0%	79.7%	49.7%	29.8%
Real estate	5.0%	7.5%	—%	—%	4.7%	7.1%
Total	100%	100%	100%	100%	100%	100%
Fair values of plan assets were as follows:

	As of June 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$79,274	$—	$—	$—	$79,274
Hourly Employees’ Plan	3,661	—	—	—	3,661
	As of June 30, 2023
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$75,934	$—	$—	$—	$75,934
Hourly Employees’ Plan	3,690	—	—	—	3,690
The Company's single employer pension plan—Hourly Employees' Plan target asset allocation remains in debt securities for fiscal 2025.The following is the target asset allocation for the Company's single employer pension plan— Farmer Bros. Plan—for fiscal 2025:

Fiscal 2025
U.S. large cap equity securities	28.0%
U.S. small cap equity securities	10.0%
International equity securities	22.0%
Debt securities	35.0%
Real Asset	5.0%
Total	100.0%
Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2025, the Company expects to recognize net periodic cost of $0.7 million for the Farmer Bros. Plan and $73.3 thousand for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In fiscal 2025, the Company expects to contribute $2.9 million to the Farmer Bros. Plan and does not expect to contribute to the Hourly Employees’ Plan.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:

(In thousands)	Farmer Bros. Plan	Hourly Employees’ Plan
Year Ending:
June 30, 2025	$7,640	$260
June 30, 2026	7,210	240
June 30, 2027	7,300	260
June 30, 2028	7,310	260
June 30, 2029	7,270	260
June 30, 2030 to June 30, 2034	34,670	1,270
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
Contributions made by the Company to the multiemployer pension plans were as follows:

(In thousands)	WCTPP(1)(2)(3)	All Other Plans
Year Ended:
June 30, 2024	$1,248	$35
June 30, 2023	1,280	28
June 30, 2022	961	29
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
Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expires on or before September 30, 2027. The Company's aggregate contributions to multiemployer plans other than pension plans in

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

the fiscal years ended June 30, 2024, 2023 and 2022 were $3.9 million, $3.6 million and $3.0 million, respectively. The Company expects to contribute an aggregate of approximately $3.9 million towards multiemployer plans other than pension plans in fiscal 2025.
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
The Company recorded matching contributions of $1.3 million, $2.0 million and $2.0 million in operating expenses for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
For the fiscal years ended June 30, 2024, 2023 and 2022 the Company contributed a total of 595,031 shares, 937,848 shares and 371,566 shares of the Company’s common stock with a value of $1.9 million, $4.6 million and $3.6 million, respectively, to eligible participants’ annual plan compensation.
Effective August 1, 2024, the Company suspended the 401(k) matching program.
Postretirement Benefits
In June 2021, the Company amended the Death Benefit Plan effective immediately, which triggered re-measurement of the plan. The Company surrendered the purchased life insurance policies that funded these death benefits, and received cash proceeds from the insurance carriers. In conjunction with the amendment, the Company created a new Executive Death Benefit Plan (the “Executive Death Benefit Plan”) for a small group of participants in the Death Benefit Plan. Under the Executive Death Benefit Plan, the participants receive the same benefits they would have received under the Death Benefit Plan. The Company also retained the life insurance policies to fund the postretirement death benefit of these participants, and have a long-term receivable in Other Assets of $0.5 million as of June 30, 2024 which equates to the cash surrender value of the policies.
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Executive Death Benefit Plan for the fiscal years ended June 30, 2024, 2023 and 2022. Net periodic postretirement benefit cost for fiscal 2024 was based on employee census information as of June 30, 2024.

	Year Ended June 30,
(In thousands)	2024	2023	2022
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$—	$—	$—
Interest cost	42	39	27
Amortization of net gain	—	—	11
Net periodic postretirement benefit (credit) cost	$42	$39	$38
The tables below show the remaining bases for the transition (asset) obligation, prior service cost (credit), and the calculation of the amortizable gain or loss for the Executive Death Benefit Plan.

	Year Ended June 30,
($ in thousands)	2024	2023
Amortization of Net (Gain) Loss:
Net loss as of July 1	$8	$17
Net loss subject to amortization	8	17
Corridor (10% of greater of APBO or assets)	86	83
Net loss in excess of corridor	$—	$—
Amortization years	14.7	15.3

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

 The following tables provide a reconciliation of the benefit obligation and plan assets for the Retiree Medical Plan, Death Benefit Plan and Executive Death Benefit Plan:

	As of June 30,
(In thousands)	2024	2023
Change in Benefit Obligation:
Projected postretirement benefit obligation at beginning of year	$826	$844
Service cost	—	—
Interest cost	42	39
Actuarial (gains) losses	(9)	(57)
Benefits paid	—	—
Projected postretirement benefit obligation at end of year	$859	$826

	Year Ended June 30,
(In thousands)	2024	2023
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	—	—
Benefits paid	—	—
Fair value of plan assets at end of year	$—	$—
Projected postretirement benefit obligation at end of year	859	826
Funded status of plan	$(859)	$(826)

	June 30,
(In thousands)	2024	2023
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(69)	$(61)
Noncurrent liabilities	(790)	(765)
Total	$(859)	$(826)

(In thousands)
Estimated Future Benefit Payments:
Year Ending:
June 30, 2025	$71
June 30, 2026	73
June 30, 2027	74
June 30, 2028	75
June 30, 2029	75
June 30, 2030 to June 30, 2034	351

Expected Contributions:
June 30, 2025	$71
Note 13. Debt Obligations
The following table summarizes the Company’s debt obligations:

				June 30, 2024		June 30, 2023
(In thousands)	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	various	4/26/2027	N/A	$23,300	7.05%	$23,021	6.66%
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
On December 4, 2023 (the “Effective Date”), the Company, and certain of its subsidiaries entered into that certain Consent and Amendment No. 5 to Credit Agreement (the “Consent and Amendment”), with the lenders party thereto (the “Lenders”), and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group (in such capacity, the “Agent”) to amend certain terms of the Revolver Credit Facility Agreement, including the definition of specified real property and the release of security interests in certain real properties.
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
5.interest under the Revolver is either  if the relevant Obligation is a SOFR Loan, at a per annum rate equal to Term

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

SOFR plus the SOFR Margin (1.75%), and otherwise, at a per annum rate equal to the Base Rate (the greater of the Federal Funds Rate + 0.50% or Term SOFR +1%) plus the Base Rate Margin (0.75%).; and
6.in the event that Borrowers’ availability to borrow under the Revolver falls below $9.375 million, the financial covenant requires the Company to meet or exceed a fixed charge coverage ratio of at least 1.00:1.00 at all such times.
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
At June 30, 2024, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.1 million of the letters of credit sublimit, and had $27.8 million of availability under our Credit Facility.
As of June 30, 2024, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement. Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.
Note 14. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan
On June 20, 2017 (the “Effective Date“), the Company’s stockholders approved the Farmer Bros. Co. 2017 Long-Term Incentive Plan (the “Original 2017 Plan”), which was subsequently amended to increase the number of shares of Common Stock available for grant to 3,550,000 shares of Common Stock plus the number of shares of Common Stock subject to the outstanding prior plan awards. The plan may also be utilized to award and incentive non-employee consultants.
The Amended 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors, employees and non-employee consultants of the Company or any of its subsidiaries are eligible to receive awards under the Amended 2017 Plan. Subject to certain limitations, shares of Common Stock covered by awards granted under the Amended 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the Amended 2017 Plan. As of June 30, 2024, there were 1,759,363 shares that remain available under the Amended 2017 Plan including shares that were forfeited under the Prior Plans for future issuance. Shares of Common Stock granted under the Amended 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 3,550,000 shares of Common Stock be issuable pursuant to the exercise of incentive stock options under the Amended 2017 Plan. The Amended 2017 Plan also includes limits on the aggregate grant date fair value of all equity-based awards granted to any non-employee director during any calendar year for services as a member of the Board.
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
Farmer Bros. Co. 2020 Inducement Incentive Plan
In March 2020, the Company’s Board of Directors approved the Farmer Bros. Co. 2020 Inducement Incentive Plan (the “2020 Inducement Plan”). The 2020 Inducement Plan’s purpose is to enhance the Company’s ability to attract persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Awards under the 2020 Inducement Plan has the same terms and conditions as the Amended 2017 Plan. The Board of Directors has reserved 300,000 shares of the Company’s Common Stock for issuance under the 2020 Inducement Plan. As of June 30, 2024, there were 182,919 shares that remain available under the 2020 Inducement Plan for future issuance.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of NQO vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
There were no options granted during fiscal years ended June 30, 2024, 2023 and 2022.
The following table summarizes NQO activity for the year ended June 30, 2024:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2023	331,658	11.69	3.35	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	(312,208)	11.31	—	—
Outstanding at June 30, 2024	19,450	17.75	2.14	—
Exercisable, June 30, 2024	19,450	17.75	2.14	—
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $2.68 at June 28, 2024 and $2.77 at June 30, 2023, representing the last trading day of the respective fiscal years, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in each fiscal period above represents the difference between the exercise price and the value of the Common Stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
There were no NQOs exercised during fiscal year ended June 30, 2024. The Company received no proceeds from exercises of vested NQOs in fiscal 2024, 2023 and 2022.
As of June 30, 2024 and 2023, respectively, there was no unrecognized compensation cost related to NQOs. Total compensation expense for NQOs was zero, $0.1 million and $0.6 million in fiscal 2024, 2023 and 2022, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
PNQ shares were not granted during the fiscal years ended June 30, 2024, 2023 and 2022.
The following table summarizes PNQ activity for the year ended June 30, 2024:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted AverageRemaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2023	991	32.85	0.36	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	(991)	32.85	—	—
Outstanding at June 30, 2024	—	—	0.00	—
Exercisable, June 30, 2024	—	—	0.00	—
There were no PNQs exercised during the fiscal years ended June 30, 2024, 2023 and 2022.
As of June 30, 2024 and 2023, there was no unrecognized compensation cost related to PNQs. There was no compensation expense related to PNQs in fiscal years ended June 30, 2024, 2023 and 2022.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes restricted stock activity for the year ended June 30, 2024:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2023	882,554	6.14
Granted	531,678	3.02
Vested	(443,923)	5.67
Cancelled/Forfeited	(307,648)	6.61
Outstanding and nonvested June 30, 2024	662,661	3.72
The weighted average grant date fair value of RSUs granted during the years ended June 30, 2024, 2023 and 2022 were $3.02, $5.68, and $7.20, respectively. The total grant-date fair value of restricted stock granted during the year ended June 30, 2024 was $1.6 million. The total fair value of awards vested during the years ended June 30, 2024, 2023 and 2022 were $1.3 million, $1.7 million, and $2.3 million, respectively.
As of June 30, 2024 and 2023, there was $1.7 million and $3.6 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at June 30, 2024 is expected to be recognized over the weighted average period of 1.78 years. Total compensation expense for restricted stock was $1.7 million, $2.6 million and $2.1 million, for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
Performance-Based Restricted Stock Units (“PBRSUs”)
PBRSU awards either cliff vest on the third anniversary of the date of grant based on the Company’s achievement of certain financial performance goals during the performance periods or certain PBRSU awards vest based on the achievement of a share price target before the third anniversary of the date of the grant. All PBRSU awards are subject to certain continued employment conditions and subject to acceleration provisions of the award plan and restricted stock unit agreement. At the end of the performance period, the number of PBRSUs that actually vest will be a percentage of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those financial performance goals measured over the performance period. PBRSUs are expected to vest net of estimated forfeitures.
The following table summarizes PBRSU activity for the year ended June 30, 2024:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2023	549,291	5.92
Granted	394,576	2.95
Vested	(134,660)	4.10
Cancelled/Forfeited	(414,631)	6.51
Outstanding and nonvested June 30, 2024	394,576	2.95
The weighted average grant date fair value of PBRSUs granted during the years ended June 30, 2024, 2023 and 2022 were $2.95, $6.40, and $8.91, respectively. The total grant-date fair value of PBRSUs granted during the year ended June 30, 2024 was $1.2 million. The total fair value of awards vested during the years ended June 30, 2024 and 2023 were $0.3 million and $3.2 thousand, respectively.
As of June 30, 2024 and 2023, there was $0.9 million and $1.7 million, respectively, of unrecognized compensation cost related to PBRSUs. The unrecognized compensation cost related to PBRSUs at June 30, 2024 is expected to be recognized over the weighted average period of 1.97 years. Total compensation expense for PBRSUs was $0.5 million for the year ended June 30, 2024, $0.7 million for the year ended June 30, 2023 and $0.6 million for the year ended June 30, 2022.
Cash-Settled Restricted Stock Units (“CSRSUs”)
In December 2020, the Company granted CSRSUs under the Amended 2017 Plan to certain employees. CSRSUs vest in equal installments over a three-year period from the grant date, and are cash-settled upon vesting based on the Common Stock's closing share price on the vesting date.
The CSRSUs are accounted for as liability awards, and compensation expense is measured at fair value on the date of grant and recognized on a straight-line basis over the vesting period net of forfeitures. Compensation expense is remeasured at each reporting date with a cumulative adjustment to compensation cost during the period based on changes in the Common Stock's closing share price.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes CSRSU activity during the year ended June 30, 2024:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2023	184,807	6.15
Granted	556,000	2.50
Vested	(68,538)	5.95
Cancelled/Forfeited	(52,942)	4.54
Outstanding and nonvested June 30, 2024	619,327	2.94
The weighted average grant date fair value of CSRSUs granted during the years ended June 30, 2024, 2023 and 2022 were $2.50, $6.07 and $8.91, respectively. The total grant-date fair value of CSRSUs granted during the year ended June 30, 2024 was $1.3 million. The total fair value of awards vested during the years ended June 30, 2024, 2023 and 2022 was $0.2 million, $0.2 million and $0.4 million, respectively.
At June 30, 2024 and 2023, there was $1.6 million and $0.4 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at June 30, 2024 is expected to be recognized over the weighted average period of 2.25 years. Total compensation expense for CSRSUs was $0.5 million, $0.2 million and $0.1 million for the years ended June 30, 2024, 2023 and 2022, respectively.
Note 15. Other Current Liabilities
Other current liabilities consist of the following:

	As of June 30,
(In thousands)	2024	2023
Other (1)	$2,323	$3,334
Accrued workers’ compensation liabilities	481	992
Finance lease liabilities	193	193
Other current liabilities	$2,997	$4,519
___________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 16. Other Long-Term Liabilities
Other long-term liabilities include the following:

	As of June 30,
(In thousands)	2024	2023
Derivative liabilities—noncurrent	$1,505	$—
Deferred compensation (1)	505	267
Finance lease liabilities	101	270
Other long-term liabilities	$2,111	$537
___________
(1) Includes performance cash awards liability and payroll taxes.

Note 17. Income Taxes
The current and deferred components of the provision for income taxes consist of the following:

	For the Years Ended June 30,
(In thousands)	2024	2023	2022
Current:
Federal	$—	$—	$—
State	14	142	124
Total current income tax expense	14	142	124
Deferred:
Federal	—	(373)	—
State	—	(94)	—
Total deferred income tax (benefit) expense	—	(467)	—
Income tax expense (benefit)	$14	$(325)	$124

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

A reconciliation of income tax expense to the federal statutory tax rate is as follows:

	For the Years Ended June 30,
(In thousands)	2024	2023	2022
Statutory tax rate	21%	21%	21%
Income tax benefit at statutory rate	$(811)	$(7,216)	$(389)
State income tax expense (benefit) (net of federal tax benefit)	933	2,407	(754)
Valuation allowance	(3,223)	3,788	1,767
Change in tax rate	(26)	(111)	(210)
Post-retirement medical plan and other offset in OCI	—	(467)	—
Other (net)	3,141	1,274	(290)
Income tax expense (benefit)	$14	$(325)	$124
Our federal corporate tax rate is 21%. Deferred tax amounts are calculated based on the rates at which they are expected to reverse in the future.
The primary components of the temporary differences which give rise to the Company’s net deferred tax assets (liabilities) are as follows:

	As of June 30,
(In thousands)	2024	2023
Deferred tax assets:
Postretirement benefits	$3,290	$5,349
Accrued liabilities	2,121	2,642
163(j) Interest Limitation	9,633	7,772
Net operating loss carryforward	54,981	55,566
Intangible assets	5,476	6,481
Right-of-use operating lease liabilities	9,009	6,346
Other	5,128	5,436
Total deferred tax assets	89,638	89,592
Deferred tax liabilities:
Property, plant and equipment	(4,086)	(725)
Right-of-use operating lease assets	(8,865)	(6,194)
Other	(1,284)	(2,238)
Total deferred tax liabilities	(14,235)	(9,157)
Valuation allowance	(75,403)	(80,435)
Net deferred tax liability	$—	$—
At June 30, 2024, the Company had approximately $134.0 million of federal and $170.9 million of state net operating loss carryforwards that will begin to expire in the years ending June 30, 2027 and June 30, 2024, respectively. Net operating losses of $77.1 million in federal and $10.0 million of state are indefinite lived and will not expire. Additionally, at June 30, 2024, the Company had $0.9 million of federal and state tax credits.
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
For the years ended June 30, 2024, 2023 and 2022, due to recent cumulative losses, the Company concluded that certain federal and state net operating loss carry forwards and tax credit carryovers will not be utilized before expiration. The amounts of valuation allowance recorded in the Consolidated Balance Sheets were $75.4 million and $80.4 million to reduce deferred tax assets as of June 30, 2024 and 2023, respectively.
As of, and for the three years ended June 30, 2024, 2023 and 2022, the Company had no significant uncertain tax positions.
On August 16, 2022 the Inflation Reduction Act of 2022 was signed into law. The Company does not anticipate any material impact to our consolidated financial statements.
The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2021. We report income-based tax in multiple states with various years open to examination. Although the outcome of tax audits is always uncertain, the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no amount of interest and penalties recognized in the Consolidated Balance Sheets in the fiscal years ended June 30, 2024 and 2023, associated with uncertain tax positions. Additionally, the Company did not record any income tax expense related to interest and penalties on uncertain tax positions in the fiscal years ended June 30, 2024, 2023 and 2022.
Note 18. Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is calculated by dividing diluted net loss attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, unvested RSUs and shares of Series A Preferred Stock, as converted, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period). Potentially dilutive securities include unvested RSUs and performance-based restricted stock units. For the year ended June 30, 2024, 2023 and 2022, shares of the Company’s outstanding RSUs, PBRSUs, preferred stock and stock options were not included in the computation of diluted loss per common share as their effects were anti-dilutive.
The following table presents the computation of basic and diluted loss per common share, net of income taxes:

	For the Years Ended June 30,
(In thousands, except share and per share amounts)	2024	2023	2022
Loss from continuing operations	$(3,875)	$(34,038)	$(2,568)
Loss from discontinued operations	$—	$(45,142)	$(13,687)
Net loss available to common stockholders—basic	$(3,875)	$(79,180)	$(16,255)

Weighted average common shares outstanding—basic and diluted	20,873,266	19,621,992	18,200,080
Loss from continuing operations per common share available to common stockholders—basic and diluted	$(0.19)	$(1.74)	$(0.14)
Loss from discontinued operations per common share available to common stockholders—basic and diluted	$—	$(2.30)	$(0.75)
Net loss per common share available to common stockholders—basic and diluted	$(0.19)	$(4.04)	$(0.89)
The following table summarizes anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	For the Years Ended June 30,
	2024	2023	2022
Shares issuable under stock options	19,450	331,658	452,537
Shares issuable under convertible preferred stock	—	—	452,667
Shares issuable under RSUs and PBRSUs	203,726	491,564	426,243
Note 19. Commitments and Contingencies
Purchase Commitments
As of June 30, 2024, the Company had committed to purchase green coffee inventory totaling $34.0 million under fixed-price contracts and $17.7 million in inventory and other purchases under non-cancelable purchase orders.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company delivers products to customers through DSD to the Company’s customers at their place of business and directly from the Company’s warehouse to the customer’s warehouse, facility or address. Each delivery or shipment made to a third party customer is to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates.
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	For the Years Ended June 30,
	2024		2023		2022
(In thousands)	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$158,113	46.4%	$160,009	31.9%	$151,843	32.4%
Tea & Other Beverages (1)	90,069	26.4%	88,241	17.6%	80,547	17.2%
Culinary	65,938	19.3%	64,429	12.9%	55,782	11.9%
Spices	21,911	6.4%	23,502	4.7%	22,248	4.7%
Delivery Surcharge	5,063	1.5%	3,783	0.8%	4,363	0.9%
Net sales from continuing operations	341,094	100.0%	339,964	67.9%	314,783	67.1%
Net sales from discontinued operations	—	—%	160,977	32.1%	154,410	32.9%
Net sales by product category	$341,094	100.0%	$500,941	100.0%	$469,193	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of June 30, 2024. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets. At June 30, 2024, 2023 and 2022 “Accounts receivable, net” included, $34.4 million, $42.9 million and $44.2 million respectively, in receivables from contracts with customers.
Note 21. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock. There are no preferred shares issued and outstanding as of June 30, 2024.
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