Form 10-K/A
period 2024-06-30
FARMER BROTHERS CO
filed 2024-10-25
CIK 34563

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

As of October 1, 2024, the registrant had 21,268,223 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

Auditor Firm ID	Auditor Name	Auditor Location
248	GRANT THORNTON LLP	Dallas, Texas

i

EXPLANATORY NOTE

Farmer Bros. Co. (“Farmer Bros.” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2024 (the “Original Filing” or the “2024 Form 10-K”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after the last day of the Company’s fiscal year on June 30, 2024.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment and other documents we file with the SEC contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth in Part I, Item 1.A., Risk Factors, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Original Filing, as well as those discussed elsewhere in the Original Filing and other factors described from time to time in our filings with the SEC.

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

The authorized number of directors is set forth in the Company’s Second Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and shall consist of not less than five nor more than nine members, the exact number of which shall be fixed from time to time by resolution of the Board of Directors of the Company (the “Board”). The authorized number of directors is currently six. Any vacancy on the Board that results from an increase in the number of directors may be filled by a majority of the directors then in office, provided that a quorum is present, and any other vacancy occurring on the Board may be filled by a majority of the directors then in office, even if less than a quorum, or by the sole remaining director. Any director elected to fill a vacancy not resulting from an increase in the number of directors will have the same remaining term as that of his or her predecessor. Subject to the rights, if any, of the holders of shares of Preferred Stock then outstanding, any or all of the directors of the Company may be removed from office at any time, with or without cause, in accordance with the DGCL.

All of the present directors were elected to their current terms by the stockholders, except for Terence C. O’Brien. There are no family relationships among any directors or executive officers of the Company. Except as disclosed below, none of the directors is a director of any other publicly held company. Except as otherwise disclosed herein, there are no arrangements or understandings between any of our directors and any other person pursuant to which any person was selected as a director.

Set forth below are the biographies of each director, including their ages and positions and offices held with the Company as of the date hereof.

Stacy Loretz-Congdon, age 65, has served on our Board since 2018. She retired at the end of 2016 after 26 years of service at Core-Mark Holding Company, Inc. (formerly NASDAQ: CORE), one of the largest marketers of fresh and broad-line supply solutions to the convenience retail industry in North America, where she served in various capacities, including as Senior Vice President, Chief Financial Officer and Assistant Secretary from December 2006 to May 2016 and Executive Advisor from May 2016 through December 2016. From January 2003 to December 2006, Ms. Loretz-Congdon served as Core-Mark’s Vice President of Finance and Treasurer and from November 1999 to January 2003 served as Core-Mark’s Corporate Treasurer. Ms. Loretz-Congdon joined Core-Mark in 1990. Ms. Loretz-Congdon’s experience at Core-Mark included oversight of all finance functions, including all corporate finance disciplines, strategy execution, risk mitigation, investor relations, as well as involvement with benefits, executive compensation and technology initiatives. During her tenure as Senior Vice President and Chief Financial Officer, Ms. Loretz-Congdon served on the Information Technology Steering Committee and the Investment Committee at Core-Mark, as well as a board member of all Core-Mark subsidiaries. Core-Mark was a Fortune 500, publicly traded company listed on the Nasdaq Global Market until September 2021 when it merged with Performance Food Group Company (NYSE: PFGC). In 2015, Ms. Loretz-Congdon was named as one of the Top 50 female CFOs in the Fortune 500 by Business Insider and Woman of the Year by Convenience Store News. Prior to joining Core-Mark, Ms. Loretz-Congdon was an auditor for Coopers & Lybrand. In 2023, Ms. Loretz-Congdon became a director of Lithia Motors, Inc. (NYSE: LAD), a nationwide automotive dealership group. Ms. Loretz-Congdon received her Bachelor of Science degree in Accounting from California State University, San Francisco.

David A. Pace, age 65, has served on our Board since 2023 and has served as Chairman of our Board since October 11, 2023. Previously Mr. Pace served as Co-Chief Executive Officer of Tastemaker Acquisition Corp. (NASDAQ: TMKR), a special purpose acquisition company, where he also served as a director. Mr. Pace previously served as Chief Executive Officer and President of Jamba Inc. (formerly NASDAQ: JMBA), a leading restaurant retailer of better-for-you food and beverage offerings, from March 2016 to September 2018, where he also served as a director from 2012 until September 2018. Prior to that, Mr. Pace served in a variety of executive roles at Bloomin’ Brands, Inc. (NASDAQ: BLMN), one of the largest casual dining restaurant companies in the world, including most recently as President of Carrabba’s Italian Grill from 2014 to 2016 after previously serving as Executive Vice President and Chief Resource Officer from 2010 to 2014. Earlier in his career, Mr. Pace held various leadership roles at Starbucks Corporation (NASDAQ: SBUX), PepsiCo, Inc. (NASDAQ: PEP) and YUM! Brands, Inc. (NYSE: YUM). Mr. Pace currently serves as Chairman of the board of directors of Red Robin Gourmet Burgers, Inc. (NASDAQ: RRGB), a casual dining chain, after initially joining the board as a director in August 2019. Mr. Pace has also served as a director of Authentic Restaurant Brands, a restaurant portfolio company of Garnett Station Partners, since May 2022, and as a member of the Ownership Advisory Board for the NHL’s Dallas Stars since 2017. Mr. Pace earned his B.S. in Industrial and Labor Relations from Cornell University.

John E. Moore III, age 54, has served on our Board since January 24, 2024 and was also appointed President and Chief Executive Officer of the Company, effective January 31, 2024. Mr. Moore has previously served as the Company’s interim Chief Executive Officer from October 2023 to January 2024, prior to which he initially joined the Company as Vice President, Head of Coffee in July 2023. Before joining the Company, Mr. Moore served as the chief executive officer for Vassilaros Coffee. Prior to Vassilaros, he was the New York senior trader and general manager at Volcafe Specialty Coffee, the chief executive officer and Managing Partner of FAL Coffee Inc. and the vice president of sales and marketing at Octavio Inc., dba Dallis Coffee. Mr. Moore has 30 years of experience in the coffee industry and has extensive experience in every stage of the coffee value chain, from farms and mills to barista and roasting working both in the United States and internationally. Mr. Moore has founded and led several businesses, including Jolly Roger Imports, ELIXIR Cocktail & Espresso Bar and the German expansion of New York Gourmet GmbH & Co. Mr. Moore is also a Certified Q grader and Cup of Excellence Head Judge. He received a Bachelor of Science degree from Earlham College.

Terence C. O’Brien, age 61, has served on our Board since March 2024 and currently serves as the CEO of TriMark USA, LLC, the largest U.S. single source provider of design services, equipment and supplies to the foodservice industry. Prior to TriMark, Mr. O’Brien was the Chief Executive Officer of Chef Holdings, the parent company to the leading U.S. food manufacturers CTI Foods, LLC and Liguia Foods, LLC. Prior to Chef Holdings, Mr. O’Brien was the CEO for CP Foods North America, where he led its financial and operational turnaround. He has also previously held senior leadership roles at Suiza Foods, Dean Foods and Frito-Lay, and during his tenure as CEO led the turnaround of Brachs Confections and Impact Confections. Mr. O’Brien has previously served on a number of food industry boards, including Bellisio Foods, CP Foods North America and American Italian Pasta Company (formerly NASDAQ: AIPC). He has also been the Chairman for the Tom Landry Fellowship of Christian Athletes Endowment Fund since 2012. Mr. O’Brien holds a Bachelor of Science degree in Mechanical Engineering from Clarkson University and a Master of Business Administration degree from The Wharton School of the University of Pennsylvania.

Bradley L. Radoff, age 51, has served on our Board since 2022 and currently serves as a private investor. Mr. Radoff served as Principal of Fondren Management LP, a private investment management company, from 2005 to December 2021. Mr. Radoff previously served as a Portfolio Manager at Third Point LLC, a registered investment advisory firm, from 2006 to 2009. He also served as Managing Director of Lonestar Capital Management LLC, a registered investment advisory firm, from 2003 to 2004. Mr. Radoff also previously served as a director of Citadel Investment Group LLC, a global financial institution, from 2000 to 2003. Mr. Radoff has served as a director of Enzo Biochem, Inc. (NYSE: ENZ), an integrated diagnostics, clinical lab and life sciences company, since January 2022, where he also serves as Chair of the Audit Committee. Mr. Radoff has served as a director of Harte Hanks, Inc. (NASDAQ: HHS), a leading global customer experience company, since May 2021. Mr. Radoff previously served as a director of VAALCO Energy, Inc. (NYSE: EGY), a Texas-based independent energy company, from June 2020 to January 2022, Support.com, Inc. (formerly NASDAQ: SPRT), a leading provider of cloud-based software and services, from June 2016 until its merger in September 2021, and Pogo Producing Company (formerly NYSE: PPP), an oil and gas exploration, development and production company, from March 2007 until the completion of its sale to Plains Exploration & Production Company in November 2007. Mr. Radoff graduated summa cum laude with a B.S. in Economics from The Wharton School at the University of Pennsylvania.

Waheed Zaman, age 64, has served on our Board since September 2021. Since April 2017, Mr. Zaman has served the Chief Executive Officer of W&A Consulting, a consulting and advisory firm, where he advises senior executives on transformational change and consults with leaders and teams on personal success and leadership practices to ensure organizational effectiveness and strategy execution. Mr. Zaman’s prior experience includes his service in multiple roles with the Hershey Company, including his service as Senior Vice President, Chief Corporate Strategy and Administrative Officer and also as Chief Knowledge, Strategy and Technology Officer. While serving in such roles, Mr. Zaman was responsible for Hershey’s corporate strategy, knowledge and insights (including consumer, shopper, and category insights), information technology, and shared service functions. Prior to his service at the Hershey Company, Mr. Zaman served as Senior Vice President, Global Product Supply for Chiquita Brands International, reporting to the CEO. He was responsible for the largest integrated supply chain from farm to shelf in the Fresh Produce sector, with responsibility for banana production and sourcing in Central and Latin America, salads manufacturing in North America and logistics and shipping operations on the ground in North America and Europe. Prior to his service in a supply chain role, Mr. Zaman served as Chief Information Officer of Chiquita. Prior to his service with Chiquita, Mr. Zaman held leadership roles at the Procter & Gamble Company. Mr. Zaman is a past recipient of the Supply Chain Leaders of America Lifetime Achievement Award, a Member of the World 50 Executive Forums in Strategy, Supply Chain, IT and Digital Transformation, and a past member of the Board of Visitors of the University of Maryland Baltimore County and the McKinsey Analytics Council. Mr. Zaman holds a bachelor’s degree with a double major in Computer Science and Policy Studies from Dartmouth College.

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

Name	Age	Title	Executive Officer Since
John E. Moore III (1)	54	President and Chief Executive Officer	2023
Vance Fisher	56	Chief Financial Officer	2024
Jared G. Vitemb	41	Vice President, General Counsel, Chief Compliance Officer and Secretary	2022
Thomas E. Bauer	60	Vice President, Chief Commercial Officer	2023
Matthew Coffman	44	Vice President and Controller	2024

(1)	For Mr. Moore, please see his biography above in the section captioned “Directors.”

Vance Fisher was appointed Chief Financial Officer, effective June 10, 2024. Prior to joining the Company, Mr. Fisher provided financial consulting services to various businesses, primarily in the food and beverage sector. Previously, Mr. Fisher served as the Chief Financial Officer of NBC Holdings, LLC from 2019 to 2022. Prior to NBC Holdings, LLC, Mr. Fisher served as the Chief Financial Officer of Dunn’s River Brands Group, Inc. from 2018 to 2019. Mr. Fisher has also previously served as Chief Financial Officer for Tatum, LLC, from 2016 to 2018, and Daisy Brand, LLC, from 2007 to 2016. Mr. Fisher holds a Bachelors of Accountancy and a Bachelor of Business Administration in Corporate Finance from the University of Oklahoma.

Jared Vitemb joined the Company as Vice President, General Counsel, Chief Compliance Officer and Secretary in March 2022. Mr. Vitemb’s current responsibilities include overseeing the Company’s Legal, Compliance and Human Resources functions. Prior to joining the Company, Mr. Vitemb held various positions with FTS International Services, Inc., an oilfield services company, from September 2017 to March 2022, where he last served as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary. From March 2014 to September 2017, Mr. Vitemb worked as an in-house attorney for Dean Foods Company, a dairy processing and distribution company. Prior to 2014, he was in private practice, primarily with the law firm of Gardere Wynne Sewell LLP in Dallas, Texas. Mr. Vitemb received a B.A. in History and a J.D. from The University of Texas.

Thomas E. Bauer joined the Company in 2023 as the head of direct store delivery (DSD). Mr. Bauer currently serves as Chief Commercial Officer, where he oversees the Company’s DSD operations, sales, logistics, and equipment services teams. Prior to joining the Company, Mr. Bauer served as the vice president of sales and national accounts at Emerald Brand and as the senior director of national accounts and central U.S. operations for DS Services. From 1999 to 2013, he served in a number of leadership positions at Standard Coffee Service Company, Community Coffee, Anheuser Busch and PepsiCo. Mr. Bauer currently serves as the vice chair on National Automatic Merchandising Association’s (NAMA) Coffee Service Committee and on the NAMA Foundation Board of Trustees. He earned a bachelor’s degree from the University of Northern Colorado.

Matthew Coffman joined the Company in 2022 as Vice President and Controller. Prior to joining the Company, from January 2019 to April 2022, Mr. Coffman served as the Director of Accounting and Financial Reporting at HMS Holdings Corp. (“HMS”), which was acquired by Gainwell Technologies, a technology services and solutions company backed by private equity firm Veritas Capital, in April 2021. Prior to joining HMS, Mr. Coffman served at PricewaterhouseCoopers LLP for over 15 years within the Capital Markets and Accounting Advisory Services practice and Audit practice, where he advised a variety of private and public companies on reporting and accounting matters and had increasing responsibility for audit engagements. Mr. Coffman’s background also includes M&A and business improvement initiatives. Mr. Coffman holds a BBA in Accounting and M.S. in Management Information Systems from Texas A&M University. Mr. Coffman is a Certified Public Accountant in the State of Texas.

Corporate Governance

Board Meeting and Attendance

The Board held 14 meetings during the year ended June 30, 2024 (“fiscal 2024“), including four regular meetings and ten special meetings. During fiscal 2024, each director attended at least 75% of the total number of meetings of the Board (held during the period for which he or she served as a director) and committees of the Board on which he or she served (during the periods that he or she served). The independent directors generally meet in executive session in connection with each regularly scheduled Board meeting. Under the Company’s Corporate Governance Guidelines, continuing directors are expected to attend the Company’s annual meeting of stockholders absent a valid reason. Five of seven directors who were then serving were present at the 2024 Annual Meeting of Stockholders, including all of the continuing directors (the “2024 Annual Meeting”).

Charters; Code of Conduct and Ethics; Corporate Governance Guidelines

The Board maintains charters for its committees, including the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee. In addition, the Board has adopted a written Code of Conduct and Ethics for all employees, officers and directors. The Board maintains Corporate Governance Guidelines as a framework to promote the functioning of the Board and its committees and to set forth a common set of expectations as to how the Board should perform its functions. Current standing committee charters, the Code of Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s website at www.farmerbros.com. Information contained on the website is neither incorporated by reference herein, nor considered a part of, this Proxy Statement.

Board Committees

The Board of Directors has three standing committees: the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Summary information about each of these committees is set forth below.

Additionally, from time to time, the Board has established ad hoc or other committees, on an interim basis, to assist the Board with its consideration of specific matters, and it expects to continue to do so as it may determine to be prudent and advisable in the future. In December 2021, the Board established an ad hoc Technology Committee for the purpose of assisting with the review of the technological and cybersecurity needs of the Company. Further, in February 2023, the Board established the Strategy and Capital Allocation Committee to review, evaluate and make recommendations to the Board regarding strategic and financial initiatives and opportunities available to the Company, with the goal of strengthening the Company’s financial position and maximizing value provided to shareholders. Both of these committees were dissolved following the 2024 Annual Meeting.

Audit Committee

The Audit Committee is a standing committee of the Board established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s principal purposes are to oversee, on behalf of the Board, the accounting and financial reporting processes of the Company and the audit of the Company’s financial statements. As described in its charter, which is available on the Company’s website under Corporate Governance—Committee Charters, the Audit Committee’s responsibilities include assisting the Board in overseeing: (i) the integrity of the Company’s financial statements; (ii) the independent auditor’s qualifications and independence; (iii) the performance of the Company’s independent auditor and internal audit function; (iv) the Company’s compliance with legal and regulatory requirements relating to accounting and financial reporting matters; (v) the Company’s system of disclosure controls and procedures, internal control over financial reporting that management has established, and compliance with ethical standards adopted by the Company; and (vi) the Company’s framework and guidelines with respect to risk assessment and risk management. The Audit Committee is directly and solely responsible for the appointment, dismissal, compensation, retention and oversight of the work of any independent auditor engaged by the Company for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The independent auditor reports directly to the Audit Committee.

During fiscal 2024, the Audit Committee held four regular meetings and no special meeting. Stacy Loretz-Congdon currently serves as Chair, and Bradley L. Radoff and Waheed Zaman currently serve as members of the Audit Committee. All directors who currently serve on the Audit Committee meet the Nasdaq composition requirements, including the requirements regarding financial literacy and financial sophistication, and the Board has determined that all members of the Audit Committee are independent under Rule 5605 of the Nasdaq Stock Market, Inc. Marketplace Rules (“Nasdaq Listing Rules”), and the rules of the SEC regarding audit committee membership. The Board has determined that Ms. Loretz-Congdon and Mr. Radoff are “audit committee financial experts” as defined in Item 407(d) of Regulation S-K under the Exchange Act.

Compensation Committee

The Compensation Committee is a standing committee of the Board. As described in its charter, available on the Company’s website under Investors—Corporate Governance, the Compensation Committee’s principal purposes are to discharge the Board’s responsibilities related to compensation of the Company’s executive officers and administer the Company’s incentive and equity compensation plans. The Compensation Committee’s objectives and philosophy with respect to the fiscal 2024 executive compensation program, and the actions taken by the Compensation Committee in fiscal 2024 with respect to the compensation of our Named Executive Officers, are described below under the heading “Compensation Discussion and Analysis.”

The Compensation Committee also is responsible for evaluating and making recommendations to the Board regarding director compensation. In addition, the Compensation Committee is responsible for conducting an annual risk evaluation of the Company’s compensation practices, policies and programs.

During fiscal 2024, the Compensation Committee held five regular meetings and one special meeting. David A. Pace currently serves as Chair, and Terence O’Brien and Waheed Zaman currently serve as members of the Compensation Committee. The Board has determined that all current Compensation Committee members are independent under the Nasdaq Listing Rules.

Compensation Committee Interlocks and Insider Participation

Messrs. Pace, O’Brien and Zaman were members of the Compensation Committee during fiscal 2024. None of the members of the Compensation Committee is or has been an executive officer of the Company, nor did any of them have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. During fiscal 2024, none of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has one or more of its executive officers serving as a director of the Company or a member of the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is a standing committee of the Board. As described in its charter, available on the Company’s website under Investors—Corporate Governance, the Nominating and Corporate Governance Committee’s principal purposes are (i) monitoring the Company’s corporate governance structure; (ii) assisting the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with corporate governance; (iii) ensuring that the Board is appropriately constituted in order to meet its fiduciary obligations, including by identifying individuals qualified to become Board members and members of Board committees, recommending to the Board director nominees for the next annual meeting of stockholders or for appointment to vacancies on the Board, and recommending to the Board membership on Board committees (including committee chairs); (iv) leading the Board in its annual review of the Board’s performance; (v) conducting the annual performance review of the Chief Executive Officer and communicating the results to the Board; and (vi) overseeing succession planning for senior management.

During fiscal 2024, the Nominating and Corporate Governance Committee held four regular meetings and one special meeting. Mr. Radoff currently serves as Chair, and David A. Pace and Stacy Loretz-Congdon currently serve as members of the Nominating and Corporate Governance Committee. The Board has determined that all current Nominating and Corporate Governance Committee members are independent under the Nasdaq Listing Rules.

Other Committees

In December 2021, the Board established the Technology Committee for the purpose of assisting with the review of the technological and cybersecurity needs of the Company. The Technology Committee met two times in fiscal 2024 and was dissolved following the 2024 Annual Meeting. The full Board absorbed the Technology Committee’s responsibilities but appointed Waheed Zaman, the former Chair of the Technology Committee, as the Board’s Technology Liaison to ensure that the Board remained well informed of the Company’s cybersecurity risks, among other items.

In February 2023, the Board established the Strategy and Capital Allocation Committee to review, evaluate and make recommendations to the Board regarding strategic and financial initiatives and opportunities available to the Company, with the goal of strengthening the Company’s financial position and maximizing value provided to shareholders. The Strategy and Capital Allocation Committee met zero times in fiscal 2024 and was dissolved following the 2024 Annual Meeting.

Board Diversity

The below Board Diversity Matrix reports self-identified diversity statistics for the Board of Directors.

Board Diversity Matrix
	As of October 1, 2023				As of September 1, 2024
Total Number of Directors	7				6
Part I: Gender Identity	Female	Male	Non- Binary	Did Not Disclose Gender	Female	Male	Non- Binary	Did Not Disclose Gender
Directors	2	5	0	0	1	5	0	0
Part II: Demographic Background
African American or Black	0	1	0	0	0	0	0	0
Alaskan Native or Native American	0	0	0	0	0	0	0	0
Asian or South Asian	0	1	0	0	0	1	0	0
Hispanic or Latinx	0	0	0	0	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0	0	0	0	0
White	2	3	0	0	1	4	0	0
Two or More Races or Ethnicities	0	0	0	0	0	0	0	0
LGBTQ+	0	0	0	0	0	0	0	0
Military Veterans	0	0	0	0	0	0	0	0
Directors with disabilities	0	0	0	0	0	0	0	0
Did Not Disclose Demographic Background	0	0	0	0	0	0	0	0

Board Leadership Structure

Under our Amended and Restated By-Laws (“By-Laws”), the Board, in its discretion, may choose a Chairman of the Board. If there is a Chairman of the Board, such person may exercise such powers as provided in the By-Laws or assigned by the Board. Alfred Poe was appointed as Chairman of the Board in June 2023, and served as Chairman of the Board until October 11, 2023, at which time Mr. Pace assumed the role on an interim basis. Mr. Pace’s appointment as Chairman became effective on a permanent basis on March 4, 2024, and he continues to serve as the Chairman of the Board as of the date of the annual report.

Notwithstanding the current separation of Chairman of the Board and Chief Executive Officer, our Chairman of the Board is generally responsible for soliciting and collecting agenda items from other members of the Board and the Chief Executive Officer, and the Chief Executive Officer is generally responsible for leading discussions during Board meetings. This structure allows for effective and efficient Board meetings and information flow on important matters affecting the Company. As required under the Nasdaq Listing Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board has determined that, other than Mr. Moore, all members of the Board are independent and each of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board are composed solely of independent directors. Due to the separation of the roles of Chairman of the Board and Chief Executive Officer, the Board believes that non-employee director and executive sessions of the Board, which are attended solely by non-employee directors or independent directors, as applicable, result in an open and free flow of discussion of any and all matters that any director may believe relevant to the Company and/or its management.

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

Board’s Role in Risk Oversight

The Board recognizes that although management is responsible for identifying risk and risk controls related to business activities and developing programs and recommendations to determine the sufficiency of risk identification and the appropriate manner in which to control risk, the Board plays a critical role in the oversight of risk. The Board implements its risk oversight responsibilities by having management provide periodic briefing and informational sessions on the significant risks that the Company faces and how the Company is seeking to control risk if and when appropriate. In some cases, a Board committee is responsible for oversight of specific risk topics. For example, the Audit Committee has oversight responsibility of risks associated with financial accounting and audits, internal control over financial reporting, and the Company’s major financial risk exposures, including commodity risk and risks relating to hedging programs. Regarding cybersecurity, the Board appointed Mr. Zaman as the Board’s Technology liaison as described above. The Compensation Committee has oversight responsibility of risks relating to the Company’s compensation policies and practices. At each regular meeting, or more frequently as needed, the Board considers reports from the Audit Committee and Compensation Committee which provide detail on risk management issues and management’s response. The Board, as a whole, examines specific business risks in its periodic reviews of the individual business units, and also of the Company as a whole as part of its regular reviews, including as part of the strategic planning process, annual budget review and approval, and data and cyber security review. Beyond formal meetings, the Board and its committees have regular access to senior executives, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company believes that its leadership structure promotes effective Board oversight of risk management because the Board directly, and through its various committees, is regularly provided by management with the information necessary to appropriately monitor, evaluate and assess the Company’s overall risk management, and all directors are involved in the risk oversight function.

Compensation-Related Risk

As part of its risk oversight role, our Compensation Committee annually considers whether our compensation policies and practices for all employees, including our executive officers, create risks that are reasonably likely to have a material adverse effect on our Company. In fiscal 2024, the Compensation Committee noted several design features of our compensation programs that reduce the likelihood of excessive risk-taking, including, but not limited to, the following:

•	A good balance of fixed and at-risk compensation, as well as an appropriate balance of cash and equity-based compensation.

•	Management incentive programs are based on multiple metrics.

•	The Compensation Committee is directly involved in setting short- and long-term incentive performance targets and payout intervals, assessing performance against targets, and reviewing/approving the performance goals for the CEO and other executives.

•	The Compensation Committee revises the short- and long-term incentive programs annually based on feedback received from shareholders in connection with the Company’s stockholder engagement campaigns, so as to ensure the Company’s compensation practices align with shareholder expectations.

•	Executive annual short-term incentive awards are generally capped at 200% of the target opportunity and the performance-based restricted stock units in the long-term incentive plan are capped at 225% of target opportunity.

•	Long-term equity awards are generally made on an annual basis which creates overlapping vesting periods and ensures that management remains exposed to the risks of their decision-making through their unvested equity-based awards for the period during which the business risks are likely to materialize.

•	Long-term compensation for senior executives is comprised of restricted stock units that vest ratably over three years and performance-based restricted stock units that are earned based on three-year performance goals. Company shares are inherently subject to the risks of the business, and the combination of options and performance-based restricted stock units ensure that management participates in these risks.

•	The number of performance-based restricted stock units ultimately earned by the Company’s executives and employees are determined at the end of a three-year performance period based on return on invested capital and total shareholder return (“TSR”) metrics that are tracked during the performance period.

•	The Company has significant share ownership requirements for executives and non-employee directors. Executive officers are required to hold share-based compensation awards until meeting their ownership requirements. Company shares held by management are inherently subject to the risks of the business.

•	Executive compensation is benchmarked annually relative to pay levels and practices at peer companies.

•	The Company has a clawback policy in place that provides for the mandatory recovery of both cash- and equity-based compensation paid on the basis of the achievement of financial performance measures in the event of an accounting restatement.

•	The Company prohibits employees and directors from hedging or pledging its securities.

•	The Compensation Committee is composed solely of independent directors and retains an independent compensation consultant to provide a balanced perspective on compensation programs and practices. The Compensation Committee approves all pay decisions for executive officers.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, certain of our officers, and persons who beneficially own more than 10% of the Company’s common stock, par value $1.00 per share (“Common Stock”), to file insider trading reports (Forms 3, 4 and 5) with the SEC relating to the number of shares of Common Stock that they own and any changes in their beneficial ownership. To our knowledge, based solely on our records and certain written representations received from our executive officers and directors, during the fiscal year ended June 30, 2024, all persons related to the Company that are required to file these insider trading reports have filed them in a timely manner, except for a Form 4 filed on October 19, 2023 for Deverl Maserang II, which was previously disclosed in the Company’s Form 10-K/A for fiscal 2023 filed with the SEC on October 27, 2023. Copies of the insider trading reports can be found on the Company’s website at www.farmerbros.com.

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

ITEM 11.	Executive Compensation

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act, and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the Company’s compensation program for our Named Executive Officers (defined below).

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our executive compensation philosophy, objectives, and programs, the decisions made under those programs and factors considered by our Compensation Committee in fiscal 2024 with respect to the compensation of (i) any person who served as the Company’s principal executive officer during any part of fiscal 2024; (ii) the two most highly compensated executive officers other than the Company’s principal executive officer who were serving as executive officers at the end of fiscal 2024; and (iii) up to two additional executive officers for whom disclosure would have been provided but for the fact that such person was not serving as an executive officer at the end of fiscal 2024 (collectively, the “Named Executive Officers”).

Fiscal 2024 Named Executive Officers

Name	Title (as of June 30, 2024)
John E. Moore III	President and Chief Executive Officer
Tom Bauer	Vice President, Chief Commercial Officer
Jared G. Vitemb	Vice President, General Counsel, Chief Compliance Officer and Secretary
D. Deverl Maserang II	Former President and Chief Executive Officer

Recent Changes in Management

The Company experienced turnover of certain senior management positions during the 2024 fiscal year. Effective September 30, 2023, the Company terminated the employment of D. Deverl Maserang II, its former President and Chief Executive Officer and Scott R. Drake, its former Chief Financial Officer. The Company also terminated the employment of Amber D. Jefferson, its former Chief Human Resources Officer, effective December 1, 2023. These changes were made as part of the Company’s transition to a smaller, DSD-focused business following the disposition of its direct ship business and Northlake, Texas facility. Mr. Maserang’s duties were assumed by Mr. Moore upon his promotion to interim CEO on October 1, 2023. Mr. Drake’s duties were assigned to Brad Bollner upon his promotion to interim CFO on October 1, 2023. Prior to their appointments, Messrs. Moore and Bollner were serving with the Company as Vice President, Head of Coffee and Vice President of Finance, respectively. Ms. Jefferson’s duties were assumed by Mr. Vitemb on December 1, 2023. Vance Fisher assumed Mr. Bollner’s duties upon Mr. Fisher’s appointment as the Company’s permanent CFO on June 10, 2024.

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

Compensation Policies and Practices—Good Governance

Consistent with our commitment to strong corporate governance, in fiscal 2024, our Board followed the compensation policies and practices described below to drive performance and serve our stockholders’ long-term interests:

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

Results of Recent Advisory Votes, Stockholder Outreach and Changes for 2024

Every year, the Company provides stockholders with the opportunity for an annual vote to approve its executive compensation program on an advisory basis.

As described in last year’s proxy statement, the Compensation Committee made several material changes to our executive compensation program that took effect during fiscal 2023 and even more significant changes to our executive compensation program for fiscal year 2024 based largely on the metrics and design that our stockholders told us they prefer to see. We intend to continue to seek and respond to stockholder concerns regarding our executive compensation in future years. Our new LTI program for fiscal year 2024 for NEOs consists of the following design features:

•	A new peer group that includes smaller companies to orient the Compensation Committee towards a total group that more closely reflects the size of the Company following the disposition of our direct ship business.

•	A mix of 50% time-based Restricted Stock Units (“RSUs”) and 50% Performance-based Restricted Stock Units (“PBRSUs”).

•	The PBRSUs granted in fiscal 2024 measure return on invested capital (“ROIC”) based on the achievement of certain thresholds over a three-year period. The ROIC component of the PBRSUs accounts for 75% of the total award, and the TSR modifier accounts for the remaining 25%.

•	The ROIC thresholds over the fiscal 2024 to fiscal 2026 performance period are as follows: (1) an annualized average ROIC of 4.3% for a minimum threshold and a 50% payout; (2) an annualized average ROIC of 6.1% for a target threshold and a 100% payout; and (3) an annualized average ROIC of 7.9% for a maximum threshold and a 200% payout.

•	The move to ROIC as the principal measure in our LTI program for fiscal 2024 awards differentiates from the Adjusted EBITDA metric that we use in our STI program.

•	The switch to a cumulative 3-year performance metric based on ROIC was based on feedback from our stockholder outreach program, as shareholders expressed a view the PBRSU metric should differ from the STI metric and that ROIC is important for the Company to focus on.

•	A TSR modifier that can modify amounts earned by adjusted ROIC performance by a factor of 0.80x to 1.5x. ROIC will be measured over three years and generate a payout factor at the end of the three years based on the ROIC achievement over that time period. This payout factor will then be subject to modification based on the Company’s absolute cumulative three-year as follows:

Absolute 3-year Cumulative TSR	Modification Factor
≤ 25.0%	0.8x
-25.0% to +24.9%	1.0x
+25.0% to +49.9%	1.20x
+50.0% to +99.9%	1.33x
≥ 100%	1.50x

The purpose of the absolute TSR modifier above is to incentivize achievement of improved shareholder returns over a three-year period.

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

Compensation Consultant

The Compensation Committee has the authority to retain the services of outside consultants to assist it in performing its responsibilities. In fiscal 2024, the Compensation Committee engaged Meridian Compensation Partners, LLC, an independent compensation consultant (“Meridian”) to provide advisory and consulting services relating to the Company’s executive officer and director compensation programs, consultation regarding short-term and long-term incentive plan design, consultation regarding CEO pay ratio disclosure, and consultation regarding corporate governance practices and general Compensation Committee matters and processes. In fiscal 2024, the Compensation Committee also engaged Meridian to help determine the compensation of our President and Chief Executive Officer, as well as our other Named Executive Officers.

Meridian provided no other services to the Company or its affiliates during fiscal 2024 other than as described above. The Compensation Committee has determined that Meridian is “independent” according to the criteria required by the SEC in Rule 10C-1 of the Exchange Act.

Management’s Role in Establishing Compensation

The compensation of the Named Executive Officers is determined by the Compensation Committee, taking into account the input and recommendations of our President and Chief Executive Officer regarding compensation for those executive officers, and taking into account the input of the Nominating and Corporate Governance Committee and Chairman regarding performance of our President and Chief Executive Officer. The Compensation Committee has sole authority for all final compensation determinations regarding our President and Chief Executive Officer. In fiscal 2024, our President and Chief Executive Officer, Sr. Director of Total Rewards and General Counsel routinely attended the meetings of the Compensation Committee to provide input, as requested by the Compensation Committee and, in the case of the General Counsel, to act as secretary for the meeting; however, no executive officer has any role in approving his or her own compensation, and neither our President and Chief Executive Officer nor any other Named Executive Officer is present during the portion of the meeting at which the Compensation Committee considers their compensation. The Compensation Committee regularly meets in executive session, without members of the management team present, when discussing and approving executive compensation.

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

When setting compensation, the Compensation Committee considers other factors in addition to market data, including:

•	individual performance;

•	impact on long-term stockholder value creation;

•	impact on development and execution of Company strategy;

•	experience and tenure in role;

•	retention;

•	trends and competitive factors impacting the labor market;

•	internal alignment;

•	the impact of macroeconomic conditions, inflationary pressures on the business and management’s actions to respond to the uncertain market in fiscal 2024; and

•	scope of responsibility.

The Compensation Committee, with the assistance of Meridian, developed and approved the following peer group for purposes of benchmarking the compensation levels of our Named Executive Officers relative to our peers and informing fiscal 2024 pay levels for our Named Executive Officers:

Beyond Meat, Inc.	Bridgford Foods Corporation
BRC, Inc.	Freshpet, Inc.
MGP Ingredients, Inc.	SunOpta, Inc.
The Duckhorn Portfolio, Inc.	The Vita Cocoa Company, Inc.
Village Farms International, Inc.	Vintage Wine Estates, Inc.
Vital Farms, Inc.	Whole Earth Brands, Inc.

The Compensation Committee evaluates our peer group annually and makes adjustments to this peer group when appropriate to reflect changes in relative size or operations of the Company or its peers, or to address changes resulting from mergers, acquisitions or other structural changes. As such, during fiscal 2024, the Compensation Committee made additional changes to the peer group set to remove larger companies and add smaller companies so that the group on the whole is closer in revenue size to Farmer Bros. Specifically, the Compensation Committee removed J&J Snack Foods Corp., Utz Brands, Inc., Hostess Brands, Inc., The Simply Good Foods Company, Calavo Growers, Inc., New Age, Inc. and John B. Sanfilippo & Son, Inc., as each of these had reported revenues greater than $1 billion at the time of the Compensation Committee’s review. The Compensation Committee then added The Vita Coco Company, Inc., BRC Inc., Vintage Wine Estates, Inc. and Village Farms International, Inc., as each had reported revenues closer to Farmer Bros. revenues at the time of the Committee’s review. These companies were used for benchmarking officer compensation for fiscal 2024 to inform fiscal 2024 pay decisions.

Fiscal 2024 Named Executive Officer Compensation Mix

In fiscal 2024, the Compensation Committee’s compensation decisions with respect to our Named Executive Officers, including the revisions to the LTI program for fiscal 2024, reflected strong alignment between pay and performance. We believe that our compensation programs were therefore also strongly aligned with the long-term interests of our stockholders.

The following charts illustrate, with respect to our President and Chief Executive Officer and our other Named Executive Officers as a group, the base salary, target short-term cash incentive compensation, and target long-term equity incentive compensation as a percentage of target total direct compensation for fiscal 2024. As shown below, a significant portion of Named Executive Officer target direct compensation is “at risk” variable compensation rather than fixed compensation, reflecting our philosophy of aligning Named Executive Officer compensation with performance generally and stockholder value creation specifically.

Key Elements of Fiscal 2024 Executive Compensation Program

Below are the key elements of the Company’s fiscal 2024 executive compensation program applicable to our Named Executive Officers.

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

Long-Term Incentives

•      RSUs, as well as PBRSUs subject to both performance- and time-based vesting conditions, are designed to create direct alignment with stockholder objectives, provide a focus on long-term value creation, retain critical talent over extended timeframes and enable key employees to share in value creation.

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

Base Salary

Consistent with the established executive compensation philosophy and objectives described above, and utilizing the peer comparisons provided by Meridian, the Compensation Committee approved fiscal 2024 annual base salaries for the Named Executive Officers as shown in the table below.

Named Executive Officers	Fiscal 2024 Annual Base Salary(1)	Fiscal 2023 Annual Base Salary(1)	Annual Base Salary Percentage Change
John E. Moore III (2)	$450,000	$275,000	65%
Tom Bauer	$325,000	$275,000	18%
Jared G. Vitemb	$315,000	$315,000	0%
D. Deverl Maserang II (3)	$714,000	$714,000	0%

(1)	Annual base salary as of the end of the applicable fiscal year.
(2)	Mr. Moore joined the Company as Vice President, Head of Coffee, effective June 5, 2023, was appointed interim Chief Executive Officer, effective October 1, 2023, and was subsequently appointed as the Company’s permanent President and Chief Executive Officer, effective January 31, 2024.
(3)	Mr. Maserang’s employment with the Company was terminated, effective September 30, 2023.

Short-Term Cash Incentives for Fiscal 2024

Fiscal 2024 awards were designed to place a significant portion of each Named Executive Officer’s annual cash compensation “at risk” and were designed to align the near-term focus of our Named Executive Officers with our business goals for the relevant period.

For the fiscal 2024 Short-Term Cash Incentive Program, the Compensation Committee used adjusted EBITDA as the relevant performance metric and set a minimum threshold for achievement (described below) which, if achieved, the Compensation Committee believed would reflect a meaningful level of Company profitability and would be aligned with our strategic plan to deliver long-term value to our stockholders. Generating EBITDA is critically important during this time in the Company’s history which is why adjusted EBITDA was the primary performance metric for the fiscal 2024 annual cash incentive program.

For this purpose, “adjusted EBITDA” was defined loss from continuing operations excluding the impact of: (i) income tax expense (benefit); (ii) interest expense; (iii) depreciation and amortization expense; (iv) 401(k) and share-based compensation expense; (v) net gains from sales of assets; (vi) severance costs; (vii) loss related to sale of business; and (viii) gain on settlement with Boyd’s sellers (for more information, see Note 21. Preferred Stock, of the Notes to Consolidated Financial Statements included in the Original Filing).

In fiscal 2024, our Named Executive Officers received no short-term incentive awards as the Company did not achieve its threshold adjusted EBTIDA performance goal.

The following table shows such achievement compared to the Company-wide performance threshold for fiscal 2024.

Metric	Threshold Goal	Target	Maximum	Actual Achievement	Actual Achievement Compared to Target Performance	Payout for Fiscal 2024 Company-wide Performance
	60%	100%	200%
Adjusted EBITDA	$8,700,000	$14,500,000	$16,500,000	$558,000	0%	0%

The following table shows such target achievement compared to actual earned short-term cash incentive for fiscal 2024.

Named Executive Officers	Short-Term Cash Incentive Target (% of Base Salary)	Short-Term Cash Incentive Target ($ amount)	Short-Term Cash Incentive Earned
John E. Moore III	100%	$450,000	$0
Tom Bauer	60%	$195,000	$0
Jared G. Vitemb	60%	$189,000	$0
D. Deverl Maserang II	100%	$714,000	$0

Long-Term Incentive Compensation

Awards

The fiscal 2024 long-term incentives were designed to be competitive with market and directly align our incentives with our long-term business priorities and compensation outcomes to Company performance and shareholder interests. The Compensation Committee believes that the fiscal 2024 long-term incentive program facilitates strong pay for performance alignment in that the RSUs only appreciate in value to the extent that the stock price appreciates, and the PBRSUs only vest to the extent that the performance goals are achieved, placing the emphasis on stock price and stockholder alignment on internal Company performance and business strategy. The Compensation Committee also believes that long-term incentives serve as a retention tool for key executives, which is particularly important in this competitive market for talent.

Our practice historically has been to grant annual normal-cycle long-term incentive awards generally in the second quarter of the fiscal year, with interim grants for new hires and promotions after the annual grant date being made on the first day of the calendar month following the hire or promotion, as applicable.

Fiscal 2024 Awards

Restricted Stock Units

In fiscal 2024, except for the inducement grants described below under the caption “John E. Moore III Promotional Grants,” all of the RSUs granted to each of our Named Executive Officers were made under the Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”) and vest ratably over three years, with one-third of the total number of shares subject to each such RSUs vesting on each of the first three anniversaries of the grant date, contingent on continued employment.

Performance-Based Restricted Stock Units

In fiscal 2024, the PBRSUs granted to our Named Executive Officers under the 2017 Plan cliff vest at the end of the three-year performance period based upon achievement of ROIC (as defined above for purposes of fiscal 2023 cash incentive) performance goals for the performance period July 1, 2024 through June 30, 2026.

For fiscal 2024, performance against ROIC targets for each year will determine a payout factor for that year which can range from 0% to 200% of target. At the end of the 3-year performance period, the average payout factor for each of the three one-year ROIC measurement periods will be calculated. This three-year average payout factor for ROIC performance is then subject to modification based on Farmer Bros. three-year TSR, which is applied to the preliminary payout factor determined by the ROIC target to determine a final payout factor between 0% and 225% of target for the full 3-year measurement period for PBRSUs. No PBRSUs can be earned or paid prior to the conclusion of the full three-year measurement period when the final full three-year achievement is determined.

Our performance goals for ROIC are based on business forecasts and relevant expectations reflecting our strategic plans and aspirations to grow our business. The Compensation Committee has historically established aggressive, yet achievable performance goals intended to motivate the Company’s executive officers to achieve internal goals and results that will benefit the Company’s stockholders, while maintaining strong alignment between pay and performance. Actual achievement of the three-year performance goals for the PBRSU awards granted in fiscal 2024 will be reflected in our proxy statement that reports the payouts at the end of the three-year performance period.

John E. Moore III Promotional Grants

In connection with his hiring on June 5, 2023, Mr. Moore received an inducement grant material to his entering into employment with the Company (the “Inducement Award”), which was made under the Farmer Bros. Co. 2020 Inducement Incentive Plan (the “Inducement Award Plan”). Mr. Moore’s inducement grant consisted of 24,916 RSUs, which vest ratably over three years, with one-third of the total number of shares subject to each such RSUs vesting on each of the first three anniversaries of the grant date, contingent on his continued employment.

In connection with his appointment as Interim CEO on October 1, 2023, Mr. Moore received a grant of 37,735 RSUs under the 2017 Plan to compensate Mr. Moore for the additional duties that he would be undertaking as Interim CEO.

Following his permanent appointment as President and CEO on January 31, 2024, Mr. Moore received the following awards, each of which was granted under the 2017 Plan: (i) a top-up grant of 91,961 RSUs; and (ii) a top-up grant of 91,961 PBRSUs, which are subject to the same performance goals described above under the caption “Performance-Based Restricted Stock Units.”

In addition, Mr. Moore received 122,615 PRBSUs in connection with his permanent appointment as President and CEO. The performance goal applicable to these PBRSUs shall be met, upon the earliest to occur of the following: (a) the first date following February 12, 2024 on which the volume-weighted average price per share of the Company’s Common Stock (as reported on the NASDAQ Global Select Market or such other stock exchange or national market that constitutes the principal trading market for the Common Stock) over the immediately preceding ninety (90) consecutive trading days was greater than or equal to six dollars ($6.00) per share (the “VWAP Target”), or (b) the occurrence of a Change in Control pursuant to which the Company’s Common Stock is valued at six dollars ($6.00) per share or more (the “Change in Control Target”). These PBRSUs shall expire if neither the VWAP Target nor the Change in Control Target has been met by June 30, 2026.

Change in Control Severance Agreements

The Company is party to severance agreements with each of the Named Executive Officers. During fiscal 2023, the Company adopted and approved certain revisions to the form of severance agreement for executive officers, and on June 30, 2023, entered into new severance agreements with each Named Executive Officer, other than Mr. Maserang, on such form (each, a “Severance Agreement” and collectively, the “Severance Agreements”). The Severance Agreements superseded and replaced the prior change in control severance agreement in place between the Company and the related Named Executive Officer, effective as of June 30, 2023. A detailed description of the severance benefits each Named Executive Officer is due to receive based on their Employment Agreement and/or Severance Agreement is set forth below under the heading “Named Executive Officer Compensation-Potential Payments Upon Termination or Change in Control.”

These agreements were entered into, and continue in effect, to achieve the following objectives: (a) assure the Named Executive Officers’ full attention and dedication to the Company, free from distractions caused by personal uncertainties and risks related to a pending or threatened change in control; (b) assure the Named Executive Officers’ objectivity with respect to stockholders’ interests in a change in control scenario; (c) assure the fair treatment of the Named Executive Officers in the event of a termination without cause or resignation for good reason following a following a change in control; (d) formalize the Company’s historic severance practices in the event of a termination without cause or resignation with good reason outside of a change in control; and (e) attract and retain key talent during uncertain times. The agreements are structured so that payments and benefits are provided if there is a qualifying termination of employment (“single trigger”), either by us (other than for “Cause,” disability or death), or by the Named Executive Officer in connection with a resignation for “Good Reason” (as each term is defined in the Severance Agreements).

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

The Company match was made in Common Stock to help the Company manage its cash position as it emerged from the impacts of COVID-19. The stock match was replaced with a cash match, effective January 1, 2024. The Company made the decision to temporarily discontinue the cash matching program on August 1, 2024, and the Company does not currently have a 401(k) matching program.

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

Position	Value of Shares Owned
Chief Executive Officer	4x base salary
Other Executive Officers	2x base salary
Non-Employee Directors	4x Annual Cash Retainer

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
John E. Moore III(1) President and Chief Executive Officer	2024	346,538	—	1,499,296	—	—	100,086	1,945,920
Tom Bauer (2) Vice President, Chief Commercial Officer	2024	291,346	—	217,800	—	—	5,034	514,180
Jared G. Vitemb	2024	315,000	157,500	217,800	—	—	23,470	713,770
Vice President, General Counsel, Secretary and Chief Compliance Officer	2023	310,961	—	224,998	—	—	16,759	552,718
D. Deverl Maserang II(3)	2024	205,962	—	—	—	—	1,045,937	1,251,899
Former President and Chief Executive Officer	2023	704,846	—	1,499,994	—	—	9,900	2,214,740

(1)	Mr. Moore joined the Company as Vice President, Head of Coffee, effective June 5, 2023, was appointed interim Chief Executive Officer, effective October 1, 2023, and was subsequently appointed as the Company’s permanent President and Chief Executive Officer, effective January 31, 2024. Mr. Moore also became a director on January 24, 2024. Mr. Moore was not a Named Executive Officer in fiscal 2023.
(2)	Mr. Bauer joined the Company in 2023 as the Vice President of Direct Store Delivery and currently serves as the Company’s Chief Commercial Officer. Mr. Bauer was not a Named Executive Officer in fiscal 2023.
(3)	Mr. Maserang’s employment with the Company was terminated, effective September 30, 2023.

Salary (Column C)

The amounts reported in column C represent base salaries earned by each of the Named Executive Officers for the fiscal year indicated, prorated based on applicable start dates during the fiscal year or the dates of resignation or termination. The amounts shown include amounts contributed by the employee to the Company’s 401(k) Plan.

Bonus (Column D)

The amounts reported in column D represent bonuses received by Mr. Vitemb during fiscal 2024 in connection with his entry into a Retention Agreement with the Company, pursuant to which he received $157,500 as a one-time cash payment on September 13, 2023 following execution of the agreement.

Stock Awards (Column E)

The amounts in column E include the aggregate grant date fair value of the annual RSU and/or PBRSU awards, as applicable, received by such Named Executive Officer for each reported fiscal year. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 14 to our audited consolidated financial statements for the fiscal year ended June 30, 2024 included in our 2024 Form 10-K, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any forfeitures relating to service-based (time-based) vesting conditions.

For annual PBRSU awards in each of fiscal 2024 and fiscal 2023, we have reported the fair value of the award based upon the probable satisfaction of the performance conditions as of the grant date. The maximum aggregate grant date fair value that would have been received if the highest level of performance was achieved in fiscal 2023 would have been $1,687,492 for Mr. Maserang. The maximum aggregate grant date fair value that would have been received if the highest level of performance was achieved in fiscal 2024 would have been $1,233,606 for Mr. Moore, $245,025 for Mr. Bauer, and $245,025 for Mr. Vitemb. These amounts do not reflect the Company’s expense for accounting purposes for these awards, and do not represent the actual value that may be realized by the Named Executive Officers. For further information on these awards, see the Grants of Plan-Based Awards Table and Outstanding Equity Awards at Fiscal Year-End Table in this Amendment.

Non-Equity Incentive Plan Compensation (Column G)

The amounts reported in column G represent the aggregate dollar value of the annual incentives earned by the Named Executive Officers under the 2017 Plan for fiscal 2022 under the short-term incentive plan for the relevant fiscal year. As a result of the Company’s failure to achieve threshold levels of performance in fiscal 2023 and fiscal 2024, no payouts are reported for any of the Named Executive Officers during those periods. In accordance with SEC rules, the actual annual incentive amounts earned by the Named Executive Officers are reflected in the Summary Compensation Table in the fiscal year earned, even though these annual incentive amounts are paid in the subsequent fiscal year.

All Other Compensation (Column H)

The amounts reported in column H include the following:

All Other Compensation(1)
Name	Year	Company Contributions to 401(k) Plan ($)(2)	Relocation Expense ($)(3)	Payments Under Severance Agreements ($) (4)
John E. Moore III President and Chief Executive Officer	2024	4,570	95,515	-
Tom Bauer Vice President, Chief Commercial Officer	2024	5,034		-
Jared G. Vitemb Vice President, General	2024	23,470	-	-
Counsel, Secretary and Chief Compliance Officer	2023	16,759		-
D. Deverl Maserang II Former President and Chief	2024	937	-	1,045,000
Executive Officer	2023	9,900	-	-

(1)	Except as set forth in the table, the total value of all perquisites and other personal benefits received by each of our Named Executive Officers did not exceed $10,000 in fiscal 2024 and has been excluded from the table.
(2)	Represents the Company’s contribution under the 401(k) including the Company matching contribution and the Qualified Non-elective Contribution (QNEC). Company contributions (and any earnings thereon) are 100% vested. The QNEC contributions were made in Common Stock.
(3)	The figure presented in this column for Mr. Moore reflects relocations expenses paid on behalf of the Company in connection with Mr. Moore’s move from New York to Texas.

(4)	Represents severance payments made to Mr. Maserang in connection with termination of his employment. See “Severance Agreements” below for more information.

Total Compensation (Column I)

The amounts reported in column I are the sum of columns C through H for each of the Named Executive Officers.

Fiscal 2024 Grants of Plan-Based Awards

The following table sets forth, for each of our Named Executive Officers, the plan-based awards granted to each of our Named Executive Officers during fiscal 2024.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name and Award Type	Grant Date	Threshold ($)(3)	Target ($)(3)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
John E. Moore III
President and Chief Executive Officer
RSU Inducement Award	07/03/2023							24,916			74,997
RSU	09/13/2023							37,735			81,508
RSU	11/13/2023							45,000			108,900
PBRSU	11/13/2023					45,000	101,250				108,900
RSU								91,961			337,497
PBRSU	02/12/2024					91,961	206,912				337,497
PBRSU	02/12/2024					122,615	122,615				449,997
Tom Bauer
Vice President, Chief Commercial Officer
RSU								45,000			108,900
PBRSU						45,000	101,250				108,900
Jared G. Vitemb
Vice President, General Counsel, Secretary and Chief Compliance Officer
RSU								45,000			108,900
PBRSU						45,000	101,250				108,900
D. Deverl Maserang II
Former President and Chief Executive Officer
	-	-	-	-	-	-	-	-	-	-	-

(1)	Represents PBRSU awards granted to our Named Executive Officers in fiscal 2024 which cliff vest as described above based upon achievement of return on invested capital performance goals and TSR for the performance period of July 1, 2023 through June 30, 2026, except for the grant of 122,615 PBRSUs to John Moore which vest upon the achievement of the stock price target described above.
(2)	Reflects the grant date fair value of restricted stock and PBRSU awards computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 14 to our audited consolidated financial statements for the fiscal year ended June 30, 2024, included in our 2024 Form 10-K, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any risk of forfeiture relating to service-based (time-based) vesting conditions. The amount reported for PBRSU awards is based upon the probable satisfaction of the performance conditions as of the grant date.
(3)	Represents annual cash incentive opportunities under the Short-Term Cash Incentive Program based on the Company’s achievement of certain metrics, as determined by the Compensation Committee. Our Named Executive Officers received no cash payout under the Short-Term Cash Incentive Program in fiscal 2024. Annual cash incentive awards earned by our Named Executive Officers for performance in respect of a fiscal year are paid during the subsequent fiscal year. Such earned awards are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards at June 30, 2024 granted to each of our Named Executive Officers.

	Option Awards					Stock Awards
Name and Award Type	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John E. Moore III
President and Chief Executive Officer
RSU Inducement Award	-	-	-	-	-	24,916	66,775	-	-
FY 2023 RSU	-	-	-	-	-	37,735	101,130	-	-
FY 2023 RSU	-	-	-	-	-	45,000	120,600	-	-
FY 2023 PBRSU	-	-	-	-	-	-	-	45,000	120,600
FY 2023 RSU	-	-	-	-	-	91,961	246,455	-	-
FY 2023 PBRSU	-	-	-	-	-	-	-	91,961	246,455
FY 2023 PBRSU	-	-	-	-	-	122,615	328,608	-	-
Tom Bauer
Vice President, Chief Commercial Officer
FY 2023 RSU	-	-	-	-	-	6,654	20,936	-	-
FY 2024 RSU	-	-	-	-	-	45,000	120,600
FY 2024 PBRSU	-	-	-	-	-			45,000	120,600
Jared G. Vitemb
Vice President, General Counsel, Secretary and Chief Compliance Officer
FY 2022 RSU	-	-	-	-	-	31,034	83,171	-	-
FY 2023 RSU	-	-	-	-	-	11,719	31,407
FY 2023 CRSU	-	-	-	-	-	11,719	31,407
FY 2024 RSU	-	-	-	-	-	45,000	120,600
FY 2024 PBRSU	-	-	-	-	-			45,000	120,600
D. Deverl Maserang II (5)
Former President and Chief Executive Officer
	-	-	-	-	-	-	-	-	-

(1)	Stock options vest in equal ratable installments on each of the first three anniversaries of the date of grant, contingent on continued employment through the applicable vesting date, and subject to accelerated vesting in certain circumstances.
(2)	Restricted stock units vest in equal ratable installments on each of the first three anniversaries of the date of grant, contingent on continued employment through the applicable vesting date, and subject to accelerated vesting in certain circumstances.
(3)	The market value was calculated by multiplying the closing price of our Common Stock on June 28, 2024 ($2.68) by the number of shares of Common Stock underlying the unvested RSUs or PBRSUs.
(4)	PBRSU awards cliff vest following the expiration of the three-year performance period upon the certification by the Compensation Committee of the Company’s achievement of performance goals for the three-year performance, subject to certain continued employment conditions and subject to the acceleration provisions of the 2017 Plan and restricted stock unit award agreement. At the end of the three-year performance period, the number of PBRSUs that actually vest will be 0% to 225% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those performance goals measured over the full three-year performance period, with payouts for performance between threshold and target, and between target and maximum determined by reference to a matrix established by the Compensation Committee. The target number of PBRSUs is presented in the table.
(5)	Mr. Maserang’s employment with the Company was terminated, effective September 30, 2023. In connection with his termination, the Compensation Committee of the Board approved the partial acceleration of vesting of an award of 117,187 RSUs that were granted to Mr. Maserang on November 1, 2022 so that 35,806 RSUs vested in full on September 30, 2023. These RSUs represent approximately 92% of the RSUs that were originally scheduled to vest on November 1, 2023 if Mr. Maserang had remained employed on such date. All of Mr. Maserang’s remaining outstanding and unvested equity awards were forfeited in connection with his termination.

Option Exercises and Stock Vested During Fiscal 2024

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
John E. Moore III President and Chief Executive Officer	-	-	-	-
Tom Bauer Vice President, Chief Commercial Officer	-	-	3,326	9,945
Jared G. Vitemb Vice President, General Counsel, Secretary and Chief Compliance Officer	-	-	5,859	14,706
D. Deverl Maserang II Former President and Chief Executive Officer	-	-	249,311	589,785

Pension Benefits

None of our Named Executive Officers are entitled to payments or other benefits at, following, or in connection with retirement.

Change in Control and Termination Arrangements

The Company previously entered into change in control severance agreements with each of the Named Executive Officers other than Mr. Maserang. On June 30, 2023, Messrs. Moore, Vitemb, and Bauer (each, an “Executive”) entered into Severance Agreements with the Company on the revised form approved by the Compensation Committee, each of which superseded and replaced the prior change in control severance agreement in place between the Company and the related Executive, effective as of June 30, 2023.

The severance obligations paid to Mr. Maserang under that certain Maserang Employment Agreement in connection with his termination are further described below.

Severance Agreements

Under the Severance Agreements, if an Executive is terminated other than for “Cause” (as defined below) or resigns for “Good Reason” (as defined below) (each, a “Qualifying Termination”), in each case during the period beginning on the effective date of a “Change in Control” (as defined below) and ending on the first anniversary of such date (such period, the “Change in Control Period”), then such Executive will be eligible to receive the following severance benefits (less applicable tax withholdings), as further described in and payable pursuant to the terms of the related Severance Agreement:

•	Accrued benefits, including earned but unpaid salary, bonus payment for the previous fiscal year (if any), vacation time and reimbursements, payable in a lump sum on the first regular pay date following the Executive’s separation from service;

•	A payment of an amount equal to two (2) times the sum of base salary and the amount the executive would pay on an annual basis for COBRA, payable in a lump sum within the fifteen (15) day period following the Qualifying Termination;
•	A lump sum payment equal to a pro-rated portion of target bonus, payable in a lump sum within the fifteen (15) day period following the Qualifying Termination; and
•	Up to $20,000 in outplacement services.

If an Executive experiences a Qualifying Termination outside of the Change in Control Period, then such Executive will be eligible to receive the following severance benefits (less applicable tax withholdings), as further described in and payable pursuant to the terms of the related Severance Agreement:

•	Accrued benefits, including earned but unpaid salary, bonus payment for the previous fiscal year (if any), vacation time and reimbursements, payable in a lump sum payment on the first regular pay date following the Executive’s separation from service, subject to the limitations described in the related Severance Agreement;

•	An amount equal to the sum of base salary and the amount the executive would pay on an annual basis for COBRA, payable in regular bi-weekly installments on the Company’s regular pay dates, commencing on the first regular pay date following the Executive’s separation from service; and
•	A payment equal to a pro-rated portion of annual bonus based on actual performance, payable on the date such payments are made to similarly situated employees, but in no event later than September 15 of the year following such Executive’s separation from service.

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

In addition, if an Executive experiences a separation from service on account of death or disability, then such Executive or such Executive’s estate, as applicable, will be eligible to receive the following severance benefits (less applicable tax withholdings), as further described in and payable pursuant to the terms of the related Severance Agreement:

•	Accrued benefits, including earned but unpaid salary, bonus payment for the previous fiscal year (if any), vacation time and reimbursements, payable in a lump sum payment on the sixtieth (60th) calendar day following the Executive’s separation from service; and

•	A payment in an amount equal to twelve times the monthly cost for COBRA, payable in a lump sum payment on the sixtieth (60th) calendar day following the Executive’s separation from service.

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

For purposes of the Severance Agreements:

•	A “Change in Control” generally will be deemed to have occurred at any of the following times:

o	Upon the acquisition by any person, entity or group of beneficial ownership of 50% or more of either the then-outstanding Common Stock or the combined voting power of the Company’s then-outstanding securities entitled to vote generally in the election of directors;
o	Upon the approval of the stockholders of the Company of a reorganization, merger, consolidation, complete liquidation, or dissolution of the Company, the sale or disposition of all or substantially all of the assets of the Company or any similar corporate transaction (other than any transaction with respect to which persons who were the stockholders of the Company immediately prior to such transaction continue to hold shares of Common Stock representing at least 50% of the outstanding Common Stock of the Company or such surviving entity or parent or affiliate thereof immediately after such transaction); or
o	At the time individuals who were members of the Board at the effective time of the Severance Agreement (or whose election, or nomination for election, was approved by a vote of at least a majority of the members of the Board at the effective time of the Severance Agreement, but excluding any such individual whose initial election or assumption of office occurs as a result of either an actual or threatened election contest) cease for any reason to constitute at least a majority of the Board.
•	“Cause” means (a) the willful and continued failure of the executive to perform the executive’s material job duties with the Company and/or its subsidiaries (other than any such failure resulting from becoming disabled), after a written demand for substantial performance is delivered to the executive by the Company which specifically identifies the manner in which the Company believes that the executive has not substantially performed the executive’s duties and the executive has had an opportunity for thirty (30) days to cure such failure after receipt of such written demand; (b) engaging in an act (whether by act or omission) of willful misconduct, fraud, embezzlement, misappropriation or theft which results in damage to the Company and/or its subsidiaries; (c) conviction of the executive of, or the executive pleading guilty or nolo contendere to, a felony (other than a violation of a motor vehicle or moving violation law) or a misdemeanor if such misdemeanor (A) is reasonably expected to or actually causes material damage to the Company and/or its subsidiaries; or (B) involves the commission of a criminal act against the Company and/or its subsidiaries; or (d) the breach by the executive of any material provision of, or inaccuracy in any material respect of any representation made by the executive in, the Company’s policies or any agreement to which the executive is party with the Company or its affiliates, that is not cured within thirty (30) days of written notice from the Company setting forth with reasonable particularity such breach or inaccuracy, provided that, if such breach or inaccuracy is not capable of being cured within 30 days after receipt of such notice, the executive shall not be entitled to such cure period.
•	“Good Reason” means, without the executive’s consent: (a) a material reduction in the executive’s base salary, other than pursuant to a reduction applicable to all executives or employees of the Company generally; (b) a move of the executive’s primary place of work more than fifty (50) miles from its current location; or (c) a material diminution in the executive’s normal duties and responsibilities, including, but not limited to, the assignment without the executive’s consent of any diminished duties and responsibilities which are inconsistent with the executive’s positions, duties and responsibilities with the Company and/or its subsidiaries on the date of the Severance Agreement, or a materially adverse change in the executive’s reporting responsibilities or titles as in effect on the date of the Severance Agreement, or any removal of the executive from or any failure to re-elect the executive to any of such positions, except in connection with the termination of the executive’s employment for Cause or upon death, the executive becoming disabled, voluntary resignation or other termination of employment by the executive without Good Reason; provided that, in each case, the executive must provide at least thirty (30) days’ prior written notice of termination for Good Reason within thirty (30) days after the occurrence of the event that the executive claims constitutes Good Reason, and the Company shall have the opportunity to cure such circumstances within thirty (30) days of receipt of such notice. For the avoidance of doubt, Good Reason shall not exist hereunder unless and until the 30-day cure period following receipt by the Company of the executive’s written notice expires and the Company shall not have cured such circumstances, and in such case the executive’s employment shall terminate for Good Reason on the day following expiration of such 30-day notice period.

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

Maserang Employment Agreement

Under the Maserang Employment Agreement, Mr. Maserang was eligible to receive severance payments in the event of his termination without Cause (as defined in the Maserang Employment Agreement) or resignation with Good Reason (as defined in the Maserang Employment Agreement), whether or not in connection with a change in control. Upon the occurrence of either of the aforementioned events, contingent upon the execution and non-revocation of a general release of claims in favor of the Company by Mr. Maserang by the deadline set forth in the Maserang Employment Agreement, Mr. Maserang would have been eligible to receive the following severance benefits (less applicable tax withholdings), as further described in and payable pursuant to the terms of the Maserang Employment Agreement:

•	The sum of his base salary then in effect and his target annual bonus for the fiscal year in which his separation from service occurs, payable in equal installments for a period of twelve (12) months;

•	Partially Company-paid COBRA coverage under the Company’s health plan for himself and his spouse for a period of twelve (12) months following his separation from service;

•	An annual bonus for the fiscal year in which his separation from service occurs, based on actual achievement against the Performance Criteria (as defined in the Maserang Employment Agreement), prorated for the period that Mr. Maserang was employed during the relevant fiscal year; and

•	If such termination occurs after the end of the fiscal year, but before any bonus for the fiscal year is paid, then the payment of any such earned bonus.

Potential Payments Upon Termination or Change in Control

The following table sets forth the estimated payments and benefits that would be provided to our Named Executive Officers upon termination or a change in control, assuming the trigger event took place on June 30, 2024, except for Mr. Maserang, for whom the table reports what he received in connection with his departure from the Company during fiscal 2024. The actual amount of payments and benefits can only be determined at the time of such a termination or change in control, and therefore the actual amounts may vary from the estimated amounts in the tables below. Descriptions of how such payments and benefits are determined under the circumstances, material conditions and obligations applicable to the receipt of payments or benefits and other material factors regarding such agreements, as well as other material assumptions that we have made in calculating the estimated compensation, follow these tables.

Name	Termination Without Cause or Resignation for Good Reason Outside of Change in Control Period(1)	Termination Without Cause or Resignation for Good Reason Within Change in Control Period(2)	Termination for Cause or Resignation Absent Good Reason
John E. Moore III President and Chief Executive Officer
Base Salary Continuation (3)	450,000	900,000	0
Annual Incentive Payments(4)	0	0	0
Value of Accelerated Stock Options	0	0	0
Value of Accelerated Restricted Stock	0	534,960	0
Value of Accelerated PBRSUs (5)	0	367,055	0
Health and Dental Insurance	22,065	22,065	0
Outplacement Services	0	20,000	0
Total Pre-Tax Benefit	472,065	1,844,080	0
Tom Bauer Vice President, Chief Commercial Officer
Base Salary Continuation (3)	325,000	650,000	0
Annual Incentive Payments(4)	0	0	0
Value of Accelerated Stock Options	0	0	0
Value of Accelerated Restricted Stock	0	138,433	0
Value of Accelerated PBRSUs (5)	0	120,600	0
Health and Dental Insurance	14,022	14,022	0
Outplacement Services	0	20,000	0
Total Pre-Tax Benefit	339,022	943,055	0
Jared G. Vitemb Vice President, General Counsel, Secretary and Chief Compliance Officer
Base Salary Continuation (3)	315,000	630,000	0
Annual Incentive Payments(4)	0	0	0
Value of Accelerated Stock Options	0	0	0
Value of Accelerated Restricted Stock	0	266,585	0
Value of Accelerated PBRSUs (5)	0	120,600	0
Health and Dental Insurance	21,137	21,137	0
Outplacement Services	0	20,000	0
Total Pre-Tax Benefit	336,137	1,058,322	0
D. Deverl Maserang II Former President and Chief Executive Officer
Base Salary Continuation (3)	1,455,000	-	-
Annual Incentive Payments(4)	0	-	-
Value of Accelerated Stock Options	0	-	-
Value of Accelerated Restricted Stock (6)	92,380	-	-
Value of Accelerated PBRSUs	0	-	-
Health and Dental Insurance	13,173	-	-
Outplacement Services	0	-	-
Total Pre-Tax Benefit	1,560,553	-	-

(1)	“Change in Control Period” has the meaning set forth in the Severance Agreements.
(2)	“Change in Control Period” has the meaning set forth in the Severance Agreements.
(3)	Amounts include Named Executive Officer’s base salary as well as amounts such Named Executive Officer would pay on an annual basis for COBRA.
(4)	Because the Company did not meet its fiscal 2024 adjusted EBITDA target, no annual incentives are payable pursuant to the Severance Agreements.
(5)	This row reports the intrinsic value of unvested portions of the Named Executive Officer’s PBRSUs that would accelerate in the scenarios described above. This value is calculated by multiplying $2.68 (the closing price of our Common Stock as reported by the Nasdaq Global Select Market on June 28, 2024, the hypothetical acceleration date) by the number of PBRSUs subject to the accelerated portion of the award.
(6)	In connection with Mr. Maserang’s termination, the Compensation Committee of the Board approved the partial acceleration of vesting of an award of 117,187 RSUs that were granted to Mr. Maserang on November 1, 2022 so that 35,806 RSUs vested in full on September 30, 2023. These RSUs represent approximately 92% of the RSUs that were originally scheduled to vest on November 1, 2023 if Mr. Maserang had remained employed on such date. Otherwise, all of Mr. Maserang’s remaining outstanding and unvested equity awards were forfeited in connection with his termination.

Value of Accelerated Vesting of Equity Awards

Under the terms of the Named Executive Officers’ outstanding awards, in the event of death or “Disability” (as defined in the applicable plan):

•	a pro rata portion of any unvested restricted stock units will vest; and

•	outstanding PBRSU awards will remain outstanding and the participant will be eligible to earn a pro-rata portion of the number of PBRSU awards that would have been earned based on actual performance through the end of the performance period (amounts shown in the tables above assume 100% of the target PBRSU awards were earned at the end of the performance period).

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

The value of accelerated awards shown in the tables above was calculated using the closing price of our Common Stock on June 28, 2024 ($2.68).

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

CEO to Median Employee Pay Ratio

In accordance with applicable SEC rules, we are providing the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees, excluding our CEO. For fiscal 2024, as calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, the annual total compensation of our CEO was $1,945,920 as disclosed in the “Summary Compensation Table”, the median of the annual total compensation of our employees other than the CEO was $66,044, and the ratio of our CEO’s annual total compensation to the median of the annual total compensation of our other employees was 29.5 to 1.

We believe the ratio presented above is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. We determined our median employee based on total direct compensation paid to all of our employees (consisting of approximately 922 individuals active as of June 30, 2024) for the fiscal year ended June 30, 2024. Total direct compensation was calculated using internal human resources records and included base salary (wages earned based on our payroll records), cash incentive awards earned for the period, and the annual grant date fair value of long-term incentive awards during fiscal 2024.

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

Pay Versus Performance

As required by Item 402(v) of Regulation S-K, the following table sets forth (i) total compensation paid to Mr. Maserang, our former principal executive officer (“PEO”), and Mr. Moore, our current PEO, for the last four fiscal years presented, as set forth in our Summary Compensation Table (“SCT”), (ii) CAP to our PEO, (iii) average total compensation paid to our other NEOs, excluding Mr. Maserang and Mr. Moore, as set forth in the SCT for such fiscal year, and (iv) average CAP to our other NEOs, in each case as calculated in accordance with Item 402(v) of Regulation S-K, and (v) certain Company performance measures for the periods indicated. Compensation actually paid, or “CAP,” is an amount calculated using methodology prescribed by SEC rules and differs from the compensation actually received by our named executive officers. The Compensation Committee does not utilize CAP as a basis for making compensation decisions. We are also permitted to report as a “smaller reporting company” as defined under the U.S. federal securities laws. Accordingly, we have not included a tabular list of financial performance measures, and the table below does not include a column for a “Company-Selected Measure” as defined in Item 402(v) of Regulation S-K. For further information concerning our compensation philosophy and how we align executive compensation with our performance, please refer to the Compensation Discussion & Analysis.

Pay Versus Performance Table

Year (1)	Summary Compensation Table Total for PEO (former)	Summary Compensation Table Total for PEO (current)	Compensation Actually Paid to PEO (former)(2)(3) ($)	Compensation Actually Paid to PEO (current)(2)(3) ($)	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs(2)(3) ($)	Value of Initial Fixed $100 Investment Based on TSR ($)	Net Income (GAAP)(4) ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)
2024	1,251,899	1,945,920	425,268	1,882,628	613,975	634,881	36.51	(3,875)
2023	2,214,740	-	201,865	-	700,306	307,900	37.74	(79,180)
2022	3,292,209	-	(1,451,470)	-	915,235	365,754	63.90	(16,255)

(1)	The NEOs included in the above table for each covered fiscal year are as follows:

Year	1st PEO	2nd PEO	Non-PEO NEOs
2024	D. Deverl Maserang II	John E. Moore III	Jared G. Vitemb and Tom Bauer
2023	D. Deverl Maserang II	N/A	Scott R. Drake, Amber D. Jefferson, Ruben E. Inofuentes, Maurice S.J. Moragne and Jared G. Vitemb
2022	D. Deverl Maserang II	N/A	Scott R. Drake, Ruben E. Inofuentes, Maurice S.J. Moragne and Amber D. Jefferson.

(2)	The following table details the applicable adjustments that were made to determine compensation actually paid to our PEO and non-PEO NEOs (on average), calculated in accordance with Item 402(v) of Regulation S-K. To determine CAP, the amounts reported in the “Total” column of the SCT for the applicable year were adjusted as follows:

	2024		2023		2022
	PEO ($)	Average Non-PEO NEOs ($)	PEO ($)	Average Non-PEO NEOs ($)	PEO ($)	Average Non-PEO NEOs ($)
Summary Compensation Table (SCT) Total	1,645,024	613,975	2,214,740	700,306	3,292,209	915,235
Less Stock Award Value Reported in SCT for the Covered Year	(1,458,931)	(217,800)	(1,499,994)	(294,996)	(2,006,755)	(368,747)
Plus Year End Fair Value of Equity Awards Granted During the Covered Year that Remain Outstanding and Unvested as of Last Day of the Covered Year	1,230,624	241,200	649,216	103,429	1,056,305	233,293
Plus Year over Year Change in Fair Value as of the Last Day of the Covered Year of Outstanding and Unvested Equity Awards Granted in Prior Years	–	(3,278)	(461,188)	(37,495)	(3,177,131)	(305,802)
Plus Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Covered Year	–	–	0	0	0	0
Plus Year over Year Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Years that Vested During the Covered Year	(34,521)	784	(700,909)	(52,201)	(132,863)	(81,645)
Less Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Covered Year	(956,928)	–	0	(111,143)	(483,235)	(26,579)
CAP	425,268	634,881	201,865	307,900	(1,451,470)	365,754

Current CEO - John E. Moore III
	2024
	PEO ($)	Average Non- PEO NEOs ($)
Summary Compensation Table (SCT) Total	1,945,920	613,975
Less Stock Award Value Reported in SCT for the Covered Year	(1,293,916)	(217,800)
Plus Year End Fair Value of Equity Awards Granted During the Covered Year that Remain Outstanding and Unvested as of Last Day of the Covered Year	1,230,624	241,200
Plus Year over Year Change in Fair Value as of the Last Day of the Covered Year of Outstanding and Unvested Equity Awards Granted in Prior Years	–	(3,278)
Plus Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Covered Year	–	–
Plus Year over Year Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Years that Vested During the Covered Year	–	784
Less Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Covered Year	–	–
CAP	1,882,628	634,881

(3)	The assumptions we used to calculate the values for restricted stock performance and performance share awards included in the calculation of “compensation actually paid” did not differ materially from those used to calculate grant date fair value for such awards.
(4)	Values shown are in thousands.

Relationship Between Pay and Performance

The graph below reflects, for each fiscal year presented, the relationship between the compensation actually paid to our PEO and non-PEO NEOs (on average), and the Company’s cumulative indexed TSR:

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

The Company’s non-employee director compensation program is as follows:

Form of Non-Employee Director Compensation	Director Compensation Program
Annual Board Cash Retainer	$60,000
Committee Chair Cash Retainer	$10,000 for Nominating and Corporate Governance Committee $15,000 for Compensation Committee $20,000 for Audit Committee
Non-Chair Committee Cash Retainer	$7,500 for Compensation Committee and Nominating and Corporate Governance Committee $10,000 for Audit Committee
Chairman of the Board Cash Retainer	$75,000
Meeting Fees	$2,000, only paid for Board or committee meetings in excess of seven in a fiscal year
Annual Equity Award Value	$95,000
Expense Reimbursement	Payment or reimbursement of reasonable travel expenses from outside the greater Dallas-Fort Worth area, in accordance with Company policy, incurred in connection with attendance at Board and committee meetings, as well as payment or reimbursement of amounts incurred in connection with director continuing education
Other	Ad hoc committee fees are determined from time to time by the Board, as needed

The annual grant of restricted stock is generally made on the date on which the Company holds its annual meeting of stockholders or such other date as the Board may determine, in each case, subject to any blackout period under the Company’s insider trading policy. In fiscal 2024, the annual grant of restricted stock units were made on February 12, 2024. Each of Stacy Loretz-Congdon, David A. Pace, Bradley L. Radoff and Waheed Zaman Robinson received a grant of 25,885 RSUs based on the $3.67 closing price per share of our Common Stock on February 12, 2024 (for an aggregate amount of $94,997.95). Terence C. O’Brien received a grant of 24,189 restricted stock units based on the $3.60 closing price per share of our Common Stock on April 1, 2024 (for an aggregate amount of $87,080.40). Mr. O’Brien received a prorated grant because he joined the Board following the 2024 Annual Meeting. Such grants cliff vest on the earlier of the 2025 Annual Meeting or the one-year anniversary of the grant date, subject to continued service to the Company through the vesting date and the acceleration provisions of the 2017 Plan and the restricted stock unit award agreement.

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

Director Compensation Table

The following table sets forth non-employee director compensation for fiscal 2024:

Director	Fees Earned or Paid in Cash ($)	Stock Awards($)(1)	Total ($)
Allison M. Boersma (2)	71,456	N/A	71,456
Stacy Lorentz-Congdon	111,500	94,998	206,498
Terence C. O’Brien (3)	19,615	87,080	106,695
Alfred Poe (2)	73,456	N/A	73,456
David A. Pace	156,500	94,998	251,498
Bradley L. Radoff	104,500	94,998	199,498
John D. Robinson (2)	72,956	N/A	72,956
Waheed Zaman	109,625	94,998	204,623

(1)	Represents the full grant date fair value of restricted stock granted to each non-employee director in fiscal 2024, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 16 to our audited consolidated financial statements for the fiscal year ended June 30, 2024, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any risk of forfeiture relating to service-based (time-based) vesting conditions.
(2)	None of Ms. Boersma or Messrs. Poe or Robinson received an equity grant following the 2024 Annual Meeting because they did not stand for re-election to the Board at the 2024 Annual Meeting. Ms. Boersma was appointed to the Board in 2017, Mr. Poe was appointed to the Board in 2020, and Mr. Robinson was appointed to the Board in 2021, and each served as a director until the 2024 Annual Meeting.
(3)	Mr. O’Brien was appointed to the Board in March 2024 and the value of his equity grant was prorated accordingly.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment and incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Compensation Committee
of the Board of Directors

David A. Pace, Chair
Terence C. O’Brien
Waheed Zaman

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of June 30, 2024 with respect to the shares of Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of June 30, 2024. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options, warrants and rights.

Plan Category	Number of Shares to be Issued Upon Exercise / Vesting of Outstanding Options or Rights(2)	Weighted Average Exercise Price of Outstanding Options(3)	Number of Shares Remaining Available for Future Issuance(4)
Equity compensation plans approved by stockholders(1)	1,225,479	$17.75	1,719,363
Equity compensation plans not approved by stockholders(5)	268,815	N/A	2,919
Total	1,494,294		1,722,282

(1)	Includes shares issued under the Amended and Restated 2007 Long-Term Incentive Plan, and its predecessor plan, the Farmer Bros. Co. 2007 Omnibus Incentive Plan (together, the “Prior Plans”) and the 2017 Plan. The 2017 Plan succeeded the Prior Plans. On the Effective Date of the 2017 Plan, the Company ceased granting awards under the Prior Plans; however, awards outstanding under the Prior Plans will remain subject to the terms of the applicable Prior Plan.
(2)	Includes shares that may be issued upon the achievement of certain financial and other performance criteria as a condition to vesting in addition to time-based vesting pursuant to PBRSUs granted under the 2017 Plan. The PBRSUs included in the table include the maximum number of shares that may be issued under the awards. Under the terms of the awards, the recipient may earn between 0% and 225% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.

(3)	Does not include outstanding PBRSUs.
(4)	The 2017 Plan authorizes the issuance of (i) 3,550,000 shares of Common Stock plus (ii) the number of shares of Common Stock subject to awards under the Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of Common Stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. Shares of Common Stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 3,550,000 shares of Common Stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan. The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan. If the Plan Amendment is adopted, the Company’s consultants would also be eligible to receive awards under the 2017 Plan.
(5)	Consists of grants made under the Inducement Award Plan, which in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules (“Rule 5635(c)(4)”) permits grants of up to 300,000 shares of Common Stock to newly hired employees who have not previously been a member of the Board, or to an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. Subject to certain limitations, shares of Common Stock covered by awards granted under the Inducement Award Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. The Inducement Award Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s voting securities as of October 1, 2024 by (i) each of our current directors, (ii) each of our executive officers required to be listed pursuant to Item 402 of Regulation S-K, (iii) all of our current directors and executive officers as a group, and (iv) each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent (5%) of our outstanding Common Stock, based on 21,268,223 shares of Common Stock outstanding as of October 1, 2024.

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

Except as otherwise indicated in these footnotes, each of the individuals or entities listed below has, to our knowledge, sole voting and investment power with respect to the shares of Common Stock. Unless otherwise indicated below, the address for each natural person listed below is c/o Farmer Bros. Co., 14501 N. Fwy, Fort Worth, Texas 76177.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Non-Employee Directors:
Stacy Loretz-Congdon	68,664	*
David A. Pace	41,252	*
Bradley L. Radoff(2)	429,974	2.02%
Waheed Zaman	40,636	*
Terry O’Brien	0	*
Named Executive Officers:
D. Deverl Maserang II(3)	334,849	1.57%
Jared G. Vitemb(4)	33,850	*
John E. Moore III(5)	32,272	*
Tom Bauer(6)	23,993	*
All directors and current executive officers as a group (9 individuals):	697,738	3.28%
Greater than 5% Stockholders:
Mario J. Gabelli, GAMCO Investors, Inc. and Affiliated Parties (7)	1,541,692	7.25%
James C. Pappas, Aron R. English, and Affiliated Parties(8)	1,965,797	9.24%
Farmer Bros. Co. 401(k) Plan(9)	2,305,809	10.84%

* Less than 1%

(1)	Percent of class is calculated based on 21,268,223 outstanding shares of Common Stock, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act, as of October 1, 2024 and may differ from the percent of class reported in statements of beneficial ownership filed with the SEC.

(2)	Includes 280,000 shares of common stock held directly by Mr. Radoff and 125,000 shares of Common Stock held indirectly by Mr. Radoff through The Radoff Family Foundation. The principal address of The Radoff Family Foundation is 2727 Kirby Drive, Unit 29L, Houston, Texas 77098.

(3)	Includes 10,090 shares of Common Stock held indirectly by Mr. Maserang through the Company’s 401(k), rounded to the nearest whole share.

(4)	Includes 15,000 restricted stock units held directly by Mr. Vitemb that will vest within 60 days of October 1, 2024. Also includes 8,558 shares of Common Stock held indirectly by Mr. Vitemb through the Company’s 401(k).

(5)	Includes 15,000 restricted stock units held directly by Mr. Moore that will vest within 60 days of October 1, 2024. Also includes 1,484 shares of Common Stock held indirectly by Mr. Moore through the Company’s 401(k).

(6)	Includes 15,000 restricted stock units held directly by Mr. Bauer that will vest within 60 days of October 1, 2024.

(7)	Based solely on an amendment to Schedule 13D filed on February 9, 2024, according to which (i) Mario J. Gabelli may be deemed to beneficially own 1,541,692 of these shares, (ii) Gabelli Funds, LLC may be deemed to beneficially own 286,583 of these shares, (iii) GAMCO Asset Management, Inc. may be deemed to beneficially own 779,300 of these shares and (iv) Teton Advisors, Inc. may be deemed to beneficially own 475,809 of these shares. The principal address of each of the aforementioned parties is One Corporate Center, Rye, New York 10580.

(8)	Based solely on an amendment to Schedule 13D filed on August 16, 2024, according to which (i) Aron R. English may be deemed to beneficially own 1,964,536 of these shares, (ii) 22NW Fund, LP, 22NW, LP, 22NW Fund GP, LLC, and 22NW GP, Inc. may each be deemed to beneficially own 1,955,526 of these shares, and (iii) Bryson O. Hirai-Hadley may be deemed to beneficially own 1,261 of these shares. The principal address of each of Aron R. English, 22NW Fund, LP, 22NW, LP, 22NW Fund GP, LLC, 22NW GP, Inc. and Bryson O. Hirai-Hadley is 590 1st Ave. S, Unit C1, Seattle, Washington 98104.

(9)	This information is based on the Company’s records and includes 2,305,809 shares of Common Stock that are held in the 401(k) and allocated to a participant’s account (“allocated shares”) as of October 1, 2024, and includes the 25,988 shares of Common Stock beneficially owned by the Company’s executive officers. The 401(k) Trustee votes allocated shares as directed by such participant or beneficiary of the 401(k). The present member of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans (the “Management Administrative Committee”), which administers the 401(k), is Mr. Vitemb. Each member of the Management Administrative Committee disclaims beneficial ownership of the securities held by the 401(k) except for those, if any, that have been allocated to the member as a participant in the 401(k). The principal address of the 401(k) is c/o Farmer Bros. Co., 1912 Farmer Brothers Drive, Northlake, Texas 76262.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Related Person Transactions

The Company did not have any related person transactions in fiscal 2024.

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

Director	Status
Stacy Loretz-Congdon	Independent
John E. Moore, III	Not Independent(1)
Terence C. O’Brien	Independent
David A. Pace	Independent
Bradley L. Radoff	Independent
Waheed Zaman	Independent

(1)	Mr. Moore serves as the Company’s President and Chief Executive Officer.

ITEM 14.	Principal Accountant Fees and Services

Audit Committee Report

The Audit Committee has reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the fiscal year ended June 30, 2024.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements referred to above be included in the Company’s 2024 Form 10-K for filing with the SEC.

Audit Committee of the Board of Directors

Stacy Loretz-Congdon, Chair

Bradley L. Radoff

Waheed Zaman

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed by Grant Thornton for fiscal 2023 and 2024, respectively, for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table. The Audit Committee approved all audit and permissible non-audit services provided by Grant Thornton in accordance with the pre-approval policies and procedures described below.

	Fiscal 2024 Grant Thornton	Fiscal 2023 Grant Thornton
Audit fees(1)	$722,653	$783,836
Audit-related fees(2)	$0	$0
Tax fees(3)	$0	$0
All other fees(4)	$0	$0
Total fees	$722,653	$783,836

(1)	“Audit Fees” are fees paid for the audit of the Company’s annual consolidated financial statements included in its Form 10-K and review of financial statements included in the Form 10-Q’s, for the audit of the Company’s internal control over financial reporting, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. Audit fees for fiscal 2023 and fiscal 2024 consisted of fees associated with the audit of the Company’s annual financial statements, the audit of internal control over financial reporting, the review of the Company’s quarterly reports on Form 10-Q, services associated with SEC registration statements, and accounting advisory services in connection with the impact of new accounting standards.
(2)	“Audit-Related Fees” represent fees for assurance and related services that are traditionally performed by Grant Thornton. No audit-related fees were paid to Grant Thornton for fiscal 2023 or fiscal 2024.
(3)	“Tax Fees” are fees for tax compliance, planning, advice and consultation services, including state tax representation and miscellaneous consulting on federal and state taxation matters. No tax fees were paid to Grant Thornton for fiscal 2023 or fiscal 2024.
(4)	No other fees were paid to Grant Thornton for fiscal 2023 or fiscal 2024.

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

In fiscal 2024, there were no fees paid to Grant Thornton under a de minimis exception to the rules that waive pre-approval for certain non-audit services.

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

(b)   Exhibits:

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated June 6, 2023, between TreeHouse Foods, Inc. and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).

2.2	Amendment to Asset Purchase Agreement, dated June 30, 2023, between TreeHouse Foods, Inc. and Farmer Bros. Co. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2023 and incorporated herein by reference).

4.1	Description of Farmer Bros. Co. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.1	Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).*

10.2	Amendment No. 1 to Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).*

10.3	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

10.4	Amendment to the Farmer Bros. Co. Retirement Plan, dated as of December 1, 2018 (filed as Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.5	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).*

10.6	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017 and incorporated herein by reference).*

Exhibit No.	Description
10.7	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).*

10.8	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).*

10.9	Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).*

10.10	Second Amendment to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, dated as of December 31, 2018 (filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.11	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2017 (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed with the SEC on February 7, 2018 and incorporated herein by reference).*

10.12	Employment Agreement, dated as of September 6, 2019, by and between Farmer Bros. Co. and Deverl Maserang (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2019 and incorporated herein by reference).*

10.13	Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).*

10.14	Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

10.15	Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

10.16	Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.17	Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).*

10.18	Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

Exhibit No.	Description
10.19	Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.20	Farmer Bros. Co. 2017 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).*

10.21	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.22	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).*

10.23	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.24	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.25	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.26	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Grant Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.27	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Grant Agreement (Employees) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.28	Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 28, 2021 and incorporated herein by reference).*

10.29	Form of Farmer Bros Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 10, 2023 and incorporated herein by reference).*

10.30	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

Exhibit No.	Description
10.31	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.32	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Cash-Based Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.33	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Cash-Based Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.34	Farmer Bros. Co. 2020 Inducement Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).*

10.35	Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).*

10.36	Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).*

10.37	Form of Severance Agreement (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.38	Form of Amended and Restated Severance Agreement (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).*

10.39	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 2, 2022).*

10.40	Interest Rate Swap Confirmation, dated as of March 28, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).*

10.41	Credit Agreement dated as of dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.42	Consent and Amendment No. 1 to Credit Agreement, dated as of December 20, 2021, by and among Farmer Bros Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2022).

10.43	Increase Joinder and Amendment No. 2 to Credit Agreement, dated as of August 8, 2022, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2022 and incorporated herein by reference).

Exhibit No.	Description
10.44	Amendment No. 3 to Credit Agreement, dated August 31, 2022, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022 and incorporated herein by reference).

10.45	Consent and Amendment No. 4 to Credit Agreement, dated June 30, 2023, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).

10.46	Consent and Amendment No. 5 to Credit Agreement, dated December 4, 2023, by and among the Company, Boyd Assets Co., FBC Finance Company, Coffee Bean Holding Co., Inc., Coffee Bean International, Inc. and China Mist Brands, Inc., as borrowers, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023 and incorporated herein by reference).

10.47	Guaranty and Security Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other grantors named therein, and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.48	Credit Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and MGG Investment Group LP, as administrative agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.49	Guaranty and Security Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other grantors named therein, and MGG Investment Group LP, as administrative agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.50	ISDA Master Agreement dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.51	Schedule of the ISDA Master Agreement, dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.52	Replacement interest rate swap with Wells Fargo Bank, N.A. pursuant to a new interest rate swap confirmation (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

Exhibit No.	Description
10.53	Letter Agreement, dated November 7, 2023, by and among the Company, JCP Investment Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC, James C. Pappas, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2023 and incorporated herein by reference).

10.54	Amendment, dated March 6, 2024, to Letter Agreement, dated November 7, 2023, by and among the Company, JCP Investment Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC, James C. Pappas, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024 and incorporated herein by reference).

10.55	Employment Agreement, dated as of May 1, 2024, by and between the Company and John E. Moore III (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on May 3, 2024 and incorporated herein by reference).

10.56	Offer Letter, dated as of May 17, 2024, by and between the Company and Vance Fisher (filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2024 and incorporated herein by reference).*

10.57	Retention Agreement, dated August 7, 2023, by and between the Company and Matt Coffman (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2024 and incorporated herein by reference).*

10.58	Retention Agreement, dated September 13, 2023, by and between the Company and Brad Bollner (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.59	Retention Agreement, dated September 13, 2023, by and between the Company and Jared Vitemb (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.60	Restricted Stock Unit Agreement, dated July 1, 2024, by and between the Company and Vance Fisher (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2024 and incorporated herein by reference).*

10.61	Performance Restricted Stock Unit Agreement, dated July 1, 2024, by and between the Company and Vance Fisher (filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2024 and incorporated herein by reference).*

10.62	Severance Agreement, effective September 13, 2019, by and between the Company and Deverl Maserang (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2019 and incorporated herein by reference).*

10.63	Letter Agreement, dated August 14, 2024, by and among the Company, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2024 and incorporated herein by reference).*

14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 and updated February 2013 and September 7, 2017 (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 29, 2017 and incorporated herein by reference).

Exhibit No.	Description
16.1	Letter of Deloitte & Touche LLP to the SEC dated December 22, 2021, (filed as Exhibit 16.1 to the Company’s Report on Form 8-K filed with the SEC on December 22, 2021 and incorporated herein by reference).

19.1	Farmer Bros. Co. Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2024 and incorporated herein by reference).*

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed as Exhibit 21.1 to the Company’s Report on Form 10-K filed with the SEC on September 2, 2022 and incorporated herein by reference).

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2024 and incorporated herein by reference).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Farmer Bros. Co. Amended and Restated Policy on Executive Compensation in Restatement Situations (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2024 and incorporated herein by reference).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).

* Management contract or compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ John E. Moore III
John E. Moore III
President and Chief Executive Officer
October 25, 2024

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John E. Moore III	Interim Chief Executive Officer (principal executive officer)	October 25, 2024
John E. Moore III

/s/ Vance Fisher	Chief Financial Officer (principal financial officer)	October 25, 2024
Vance Fisher

/s/ Matthew Coffman	Vice President and Controller (principal accounting officer)	October 25, 2024
Matthew Coffman

/s/ David A. Pace	Chairman of the Board	October 25, 2024
David A. Pace

/s/ Terence C. O’Brien	Director	October 25, 2024
Terence C. O’Brien

/s/ Stacy Loretz-Congdon	Director	October 25, 2024
Stacy Loretz-Congdon

/s/ Bradley L. Radoff	Director	October 25, 2024
Bradley L. Radoff

/s/ Waheed Zaman	Director	October 25, 2024
Waheed Zaman