Form 10-Q
period 2024-09-30
FARMER BROTHERS CO
filed 2024-11-07
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO  ☒
As of November 4, 2024, the registrant had 21,268,223 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,282	$5,830
Restricted cash	1,856	175
Accounts receivable, net of allowance for credit losses of $710 for both periods	34,673	35,147
Inventories	57,615	57,230
Short-term derivative assets	21	11
Prepaid expenses	4,874	4,236
Assets held for sale	352	352
Total current assets	102,673	102,981
Property, plant and equipment, net	33,343	34,002
Intangible assets, net	10,683	11,233
Right-of-use operating lease assets	33,697	35,241
Other assets	1,587	1,756
Total assets	$181,983	$185,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	49,660	48,478
Accrued payroll expenses	10,454	10,782
Right-of-use operating lease liabilities - current	12,589	14,046
Short-term derivative liability	1,321	730
Other current liabilities	3,902	2,997
Total current liabilities	77,926	77,033
Long-term borrowings under revolving credit facility	23,300	23,300
Accrued pension liabilities	11,971	12,287
Accrued postretirement benefits	800	789
Accrued workers’ compensation liabilities	2,378	2,378
Right-of-use operating lease liabilities - noncurrent	21,625	21,766
Other long-term liabilities	3,057	2,111
Total liabilities	$141,057	$139,664
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 21,268,223 and 21,264,327 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	21,268	21,265
Additional paid-in capital	80,455	79,963
Accumulated deficit	(35,356)	(30,354)
Accumulated other comprehensive loss	(25,441)	(25,325)
Total stockholders’ equity	$40,926	$45,549
Total liabilities and stockholders’ equity	$181,983	$185,213
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2024	2023
Net sales	$85,066	$81,888
Cost of goods sold	47,748	51,100
Gross profit	37,318	30,788
Selling expenses	27,228	26,829
General and administrative expenses	11,252	12,832
Net losses (gains) on disposal of assets	1,666	(6,785)
Operating expenses	40,146	32,876
Loss from operations	(2,828)	(2,088)
Other (expense) income:
Interest expense	(1,791)	(2,222)
Other, net	(250)	2,871
Total other (expense) income	(2,041)	649
Loss before taxes	(4,869)	(1,439)
Income tax expense (benefit)	133	(132)
Net loss	$(5,002)	$(1,307)
Net loss available to common stockholders per common share, basic and diluted	$(0.24)	$(0.06)
Weighted average common shares outstanding—basic and diluted	21,263,245	20,366,017

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2024	2023
Net loss	$(5,002)	$(1,307)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on derivatives designated as cash flow hedges	7	(456)
Gain on derivatives designated as cash flow hedges reclassified to cost of goods sold	(122)	(172)
Total comprehensive loss	$(5,117)	$(1,935)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)
	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2024	21,264,327	$21,265	$79,963	$(30,354)	$(25,325)	$45,549
Net loss	—	—	—	(5,002)	—	(5,002)
Cash flow hedges, net of taxes	—	—	—	—	(116)	(116)
Share-based compensation	—	—	495	—	—	495
Issuance of common stock and stock option exercises	3,896	3	(3)	—	—	—
Balance at September 30, 2024	21,268,223	$21,268	$80,455	$(35,356)	$(25,441)	$40,926

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)
	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	20,142,973	$20,144	$77,278	$(26,479)	$(32,831)	$38,112
Net loss	—	—	—	(1,307)	—	(1,307)
Cash flow hedges, net of taxes	—	—	—	—	(628)	(628)
401(k) compensation expense, including reclassifications	154,046	154	653	—	—	807
Share-based compensation	—	—	814	—	—	814
Issuance of common stock and stock option exercises	279,464	280	(280)	—	—	—
Balance at September 30, 2023	20,576,483	$20,578	$78,465	$(27,786)	$(33,459)	$37,798

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,002)	$(1,307)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	2,897	2,948
Net losses (gains) on disposal of assets	1,666	(6,785)
Net losses (gains) on derivative instruments	1,310	(1,551)
401(k) and share-based compensation expense	495	1,621
Provision for credit losses	79	53
Change in operating assets and liabilities:
Accounts receivable, net	396	10,067
Inventories	(385)	(5,015)
Derivative assets, net	83	(760)
Other assets	(461)	504
Accounts payable	1,208	(7,470)
Accrued expenses and other	207	558
Net cash provided by (used in) operating activities	2,493	(7,137)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,330)	(3,511)
Proceeds from sales of property, plant and equipment	26	9,258
Net cash (used in) provided by investing activities	(3,304)	5,747
Cash flows from financing activities:
Proceeds from Credit Facilities	3,000	2,279
Repayments on Credit Facilities	(3,000)	(2,000)
Payments of finance lease obligations	(48)	(48)
Payment of financing costs	(8)	(47)
Net cash (used in) provided by financing activities	(56)	184
Net decrease in cash and cash equivalents and restricted cash	(867)	(1,206)
Cash and cash equivalents and restricted cash at beginning of period	6,005	5,419
Cash and cash equivalents and restricted cash at end of period	$5,138	$4,213

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,745	$847
Non-cash issuance of 401(K) common stock	—	154
Non cash additions to property, plant and equipment	27	10

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025.
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
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2024, as amended by the Form 10-K/A filed on October 25, 2024 (as amended, the “2024 Form 10-K”).
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
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the 2024 Form 10-K.
During the three months ended September 30, 2024, there were no significant updates made to the Company’s significant accounting policies.
Cash Equivalents
At September 30, 2024, we had $3.3 million of unrestricted cash and cash equivalents and $1.9 million in restricted cash on deposit in broker accounts to satisfy margin requirements associated with certain coffee-related derivative instruments resulting from an increase in the “C” market price of green coffee during the three months ended September 30, 2024. Further changes in commodity prices and the number of coffee-related derivative instruments held could have an impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity.
Concentration of Credit Risk
At September 30, 2024 and June 30, 2024, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.

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
The following table provides a brief description of the recent ASUs applicable to the Company:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740)”, Improvements to Income Tax Disclosures	The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.	Effective for annual periods beginning after December 15, 2024.	The Company is still evaluating the impact of this standard.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)”, Improvements to Reportable Segment Disclosures.	The amendments in this Update are to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses.	Effective for annual periods beginning after December 15, 2023.	The Company is still evaluating the impact of this standard.
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
The components of lease expense are as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Operating lease expense	$4,230	$2,073
Finance lease expense:
Amortization of finance lease assets	41	41
Interest on finance lease liabilities	4	7
Total lease expense	$4,275	$2,121
Maturities of lease liabilities are as follows:

	September 30, 2024
(In thousands)	Operating Leases	Finance Leases
2024	$10,994	$144
2025	10,553	96
2026	7,029	—
2027	6,253	—
2028	3,229	—
Thereafter	317	—
Total lease payments	38,375	240
Less: interest	(4,161)	(10)
Total lease obligations	$34,214	$230

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Lease term and discount rate:

	September 30, 2024	June 30, 2024
Weighted-average remaining lease terms (in years):
Operating lease	5.0	5.2
Finance lease	1.3	1.5
Weighted-average discount rate:
Operating lease	6.68%	6.65%
Finance lease	6.50%	6.50%
Other Information:

	Three Months Ended September 30,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,913	$2,063
Operating cash flows from finance leases	4	7
Financing cash flows from finance leases	48	48
Note 4. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to be fixed green coffee purchase contracts, which are described further in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in the 2024 Form 10-K. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company’s future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at September 30, 2024 and June 30, 2024:

(In thousands)	September 30, 2024	June 30, 2024
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	65	71
Total	65	71
Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s consolidated balance sheets:

	Derivative Instruments Not Designated as Accounting Hedges
(In thousands)	September 30, 2024	June 30, 2024
Financial Statement Location:
Short-term coffee-related derivative assets	$21	$11
Long-term coffee-related derivative assets (1)	48	33
Short-term coffee-related derivative liabilities	1,321	730
Long-term coffee-related derivative liabilities (2)	2,433	1,505
________________
(1) Included in “Other Assets” on the Company's consolidated balance sheets.
(2) Included in “Other long-term liabilities” on the Company's consolidated balance sheets.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Statements of Operations
The following table presents pretax net gains and losses for the Company's derivative instruments designated as cash flow hedges, as recognized in “AOCI” and “Cost of goods sold”.

	Three Months Ended September 30,		Financial Statement Classification
(In thousands)	2024	2023
Net gain (losses) recognized in AOCI - Coffee-related	7	(456)	AOCI
Net gains recognized in earnings - Coffee-related	122	172	Cost of goods sold
For the three months ended September 30, 2024 and 2023, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows include net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three months ended September 30, 2024 and 2023. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s consolidated statements of operations and in Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Net (losses) gains on coffee-related derivative instruments (1)	$(1,431)	$1,379
Non-operating pension and other postretirement benefits	1,012	915
Other gains, net	169	577
Other, net	$(250)	$2,871
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three months ended September 30, 2024 and 2023.
Statement of Comprehensive Income (Loss)
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2024	2023
Accumulated other comprehensive loss beginning balance	$154	$1,175
Net (gains) losses recognized in AOCI - Coffee-related	(7)	456
Net gains recognized in earnings - Coffee-related	122	172
Accumulated other comprehensive loss ending balance	$269	$1,803
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
September 30, 2024	Derivative Assets	$69	$(69)	$—	$—
	Derivative Liabilities	3,754	(69)	—	3,685
June 30, 2024	Derivative Assets	44	(44)	—	—
	Derivative Liabilities	2,235	(44)	—	2,191
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at September 30, 2024, $0.2 million of net gains on coffee-

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next 12 months. These recorded values are based on market prices of the commodities as of September 30, 2024.
Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2024
Coffee-related derivative assets (1)	69	—	69	—
Coffee-related derivative liabilities (1)	3,754	—	3,754	—
	Total	Level 1	Level 2	Level 3
June 30, 2024
Coffee-related derivative assets (1)	44	—	44	—
Coffee-related derivative liabilities (1)	2,235	—	2,235	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
Note 6. Accounts Receivable, Net

(In thousands)	September 30, 2024	June 30, 2024
Trade receivables	$34,015	$34,438
Other receivables (1)	1,368	1,419
Allowance for credit losses	(710)	(710)
Accounts receivable, net	$34,673	$35,147
__________
(1) Includes vendor rebates, transition services receivables and other non-trade receivables.
There was no material change in the allowance for credit losses during the three months ended September 30, 2024.
Note 7. Inventories

(In thousands)	September 30, 2024	June 30, 2024
Coffee
Processed	$22,258	$22,432
Unprocessed	4,741	6,105
Total	$26,999	$28,537
Tea and culinary products
Processed	26,978	25,166
Unprocessed	31	41
Total	$27,009	$25,207
Coffee brewing equipment parts	3,607	3,486
Total inventories	$57,615	$57,230
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
Note 8. Property, Plant and Equipment

(In thousands)	September 30, 2024	June 30, 2024
Buildings and facilities	$20,630	$20,441
Machinery, vehicles and equipment	105,398	108,757
Capitalized software	9,503	9,190
Office furniture and equipment	7,481	8,486
	$143,012	$146,874
Accumulated depreciation	(110,587)	(113,790)
Land	918	918
Property, plant and equipment, net	$33,343	$34,002

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery, vehicles and equipment above are:

(In thousands)	September 30, 2024	June 30, 2024
Coffee Brewing Equipment	$63,565	$66,596
Accumulated depreciation	(37,665)	(39,941)
Coffee Brewing Equipment, net	$25,900	$26,655
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Depreciation expense in COGS	$1,887	$1,794
CBE Costs excl. depreciation exp	7,206	9,885
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.
Note 9. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets:

		September 30, 2024			June 30, 2024
(In thousands)	Weighted Average Amortization Period as of September 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	2.5	$33,003	$(26,842)	$6,161	$33,003	$(26,292)	$6,711
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		4,522	—	4,522	4,522	—	4,522
Total intangible assets		$37,525	$(26,842)	$10,683	$37,525	$(26,292)	$11,233
Aggregate amortization expense for the three months ended September 30, 2024 and 2023 was $0.5 million and $0.6 million, respectively.
Note 10. Employee Benefit Plans
Single Employer Pension Plans
As of September 30, 2024, the Company has two defined benefit pension plans for certain employees, the "Farmer Bros. Plan" and the “Hourly Employees' Plan.” The Company froze benefit accruals and participation in these plans effective June 30, 2011 and October 1, 2016, respectively. After the plan freezes, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Interest cost	$1,216	$1,204
Expected return on plan assets	(1,161)	(1,122)
Amortization of net loss (1)	149	207
Net periodic benefit cost	$204	$289
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	September 30, 2024	June 30, 2024
Discount rate	5.35%	5.05%
Expected long-term return on plan assets	7.00%	7.00%

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Contributions to WCTPP	$371	$316
Contributions to All Other Plans	10	8
Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company’s participation in these plans is governed by collective bargaining agreements which expire on or before September 30, 2027.
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
Effective August 1, 2024, the Company temporarily suspended the 401(k) matching program.
Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				September 30, 2024		June 30, 2024
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/26/2027	N/A	$23,300	7.06%	$23,300	7.05%
Revolver Facility
The Company maintains a senior secured credit facility composed of (a) the Revolver Credit Facility Agreement (as amended from time to time, the "Revolver Credit Facility Agreement") and various loan documents relating thereto including the Guaranty and Security Agreement, dated as of April 26, 2021 (the “Revolver Security Agreement” and, together with the Revolver Credit Facility Agreement, the “Revolver Agreements”), by and among the Borrowers, as grantors, and Wells Fargo, as administrative agent, and (b) a Credit Agreement, dated as of April 26, 2021 (the “Term Credit Facility Agreement”) by and among the Borrowers, MGG Investment Group LP. (“MGG”), as administrative agent, and the lenders party thereto, and various loan documents relating thereto including the Guaranty and Security Agreement, dated as of April 26, 2021 (the “Term Security Agreement”), by and among the Borrowers, as grantors, and MGG, as administrative agent. The Revolver Credit Facility Agreement was subsequently amended by (i) that certain Increase Joinder and Amendment No. 2 to Credit Agreement, dated August 8, 2022, (ii) that certain Amendment No. 3 to Credit Agreement, dated August 31, 2022, (iii) that certain Consent and Amendment No. 4 to Credit Agreement, dated June 30, 2023 and (iv) that certain Consent and Amendment No. 5 to Credit Agreement, dated December 4, 2023. The Company has no outstanding loans under the Term Credit Facility Agreement. For a detailed discussion about the Company’s Revolver

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Credit Facility Agreement and Term Credit Facility Agreement, see Note 13, “Debt Obligations” in the Notes to Consolidated Financial Statements in the 2024 Form 10-K.
The following is a summary description of the key terms of the Revolver Agreements as in effect as of the date hereof.
The Revolver Credit Facility Agreement, among other things, include:
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
The Revolver Agreements contain customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company's and its subsidiaries' ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolver Credit Facility Agreement becoming immediately due and payable and termination of the commitments.
There are no required principal payments on the Revolver debt obligation.
At September 30, 2024, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.4 million of the letters of credit sublimit. At September 30, 2024, we had $27.1 million available for borrowing under our Revolver Credit Facility.
As of September 30, 2024, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement. Furthermore, the Company believes it will be in compliance with the related financial covenants under this agreement for the next 12 months.
Note 12. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of September 30, 2024, there were 1,719,363 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of September 30, 2024, there were 2,919 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted, exercised, cancelled or forfeited during the three months ended September 30, 2024.
As of September 30, 2024, there were 19,450 NQOs exercisable and outstanding with a weighted average remaining life of 1.9 years. The weighted average exercise price of NQO’s was $17.75. The NQOs have an intrinsic value of zero at September 30, 2024.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Restricted Stock
The following table summarizes restricted stock activity for the three months ended September 30, 2024:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2024	662,661	3.72
Granted	100,000	2.50
Vested/Released	(27,393)	4.25
Cancelled/Forfeited	—	—
Outstanding and nonvested at September 30, 2024	735,268	3.87
The weighted average grant date fair value of RSUs granted during the quarter ended September 30, 2024 and 2023 were $2.50 and $2.79, respectively. The total grant-date fair value of restricted stock granted during the three months ended September 30, 2024 was $0.3 million. The total fair value of awards vested during the three months ended September 30, 2024 and 2023 were $0.1 million and $0.4 million, respectively.
At September 30, 2024 and June 30, 2024, there was $1.6 million and $1.7 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at September 30, 2024 is expected to be recognized over the weighted average period of 1.8 years. Total compensation expense for restricted stock was $0.3 million and $0.6 million, respectively, in the three months ended September 30, 2024 and 2023.
Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the three months ended September 30, 2024:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2024	394,576	2.95
Granted	120,000	2.50
Vested/Released	—	—
Cancelled/Forfeited	—	—
Outstanding and nonvested at September 30, 2024	514,576	2.85
The weighted average grant date fair value of PBRSUs granted during the quarter ended September 30, 2024 was $2.50. There were no PBRSUs granted during the quarter ended September 30, 2023. The total grant-date fair value of PBRSU granted during the three months ended September 30, 2024 was $0.3 million. There were no PBRSU’s vested during the quarter ended September 30, 2024. The total fair value of awards vested during the three months ended September 30, 2023 was $0.3 million, respectively.
At September 30, 2024 and June 30, 2024, there was $1.0 million and $0.9 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at September 30, 2024 is expected to be recognized over the weighted average period of 2.1 years. Total compensation expense for PBRSUs was $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2024 and 2023.
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
The following table summarizes CSRSU activity for the three months ended September 30, 2024:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2024	619,327	2.94
Granted	—	—
Vested/Released	(6,513)	8.91
Cancelled/Forfeited	—	—
Outstanding and nonvested at September 30, 2024	612,814	2.88

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

There were no CRSUs granted during the quarters ended September 30, 2024 and 2023, respectively. The total fair value of awards vested was $15 thousand during the three months ended September 30, 2024 and 2023, respectively.
At September 30, 2024 and June 30, 2024, there was $1.4 million and $1.6 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at September 30, 2024 is expected to be recognized over the weighted average period of 2.0 years. Total compensation expense for CSRSUs was $0.2 million and $0.1 million, respectively for the three months ended September 30, 2024 and 2023.
Note 13. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	September 30, 2024	June 30, 2024
Accrued workers’ compensation liabilities	$925	$481
Finance lease liabilities	193	193
Other (1)	2,784	2,323
Other current liabilities	$3,902	$2,997
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 14. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	September 30, 2024	June 30, 2024
Derivative liabilities non-current	$2,433	$1,505
Deferred compensation (1)	583	505
Finance lease liabilities	41	101
Other long-term liabilities	$3,057	$2,111
___________
(1) Includes payroll taxes and cash-settled restricted stock units liabilities.
Note 15. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended September 30,
	2024	2023
Income tax expense (benefit)	$133	$(132)
Effective tax rate	(2.7)%	9.2%
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
Tax expense in the three months ended September 30, 2024 was $133 thousand compared to tax benefit of $132 thousand in the three months ended September 30, 2023, which primarily relates to state income tax.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of September 30, 2024, the Company is no longer subject to income tax audits by taxing authorities for any years prior to June 30, 2021. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
Note 16. Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is calculated by dividing diluted net loss attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, and RSUs, during the periods presented. The calculation of dilutive shares outstanding excludes out-

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period). Potentially dilutive securities include unvested RSUs and performance-based restricted stock units. For the three months ended September 30, 2024 and 2023, respectively, shares of the Company’s outstanding RSUs, PBRSUs and stock options were not included in the computation of diluted loss per common share as their effects were anti-dilutive.
The following table presents the computation of basic and diluted net earnings income (loss) per common share:

	Three Months Ended September 30,
(In thousands, except share and per share amounts)	2024	2023
Loss from operations available to common stockholders	$(5,002)	$(1,307)
Weighted average shares outstanding - basic and diluted	21,263,245	20,366,017
Net loss per common share available to stockholders—basic and diluted	$(0.24)	$(0.06)
Note 17. Revenue Recognition
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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2024		2023
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$39,232	46.1%	$37,892	46.3%
Tea & Other Beverages (1)	23,770	27.9%	20,234	24.7%
Culinary	15,555	18.3%	16,910	20.7%
Spices	5,289	6.2%	5,613	6.8%
Delivery Surcharge	1,220	1.5%	1,239	1.5%
Net sales	$85,066	100.0%	$81,888	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of September 30, 2024. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets.
Note 18. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 19, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2024 Form 10-K. During the three months ended September 30, 2024, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of September 30, 2024, the Company had committed to purchase green coffee inventory totaling $35.2 million under fixed-price contracts, and $10.9 million in inventory and other purchases under non-cancelable purchase orders.
Legal Proceedings
The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain “forward-looking statements” withing the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024, as amended by the Form 10-K/A filed on October 25, 2024 (as amended, the “2024 Form 10-K”), as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.
Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, severe weather; levels of consumer confidence in national and local economic business conditions; developments related to pricing cycles and volumes; the impact of labor market conditions; the increase of costs due to inflation; an economic downturn caused by any pandemic, epidemic or other disease outbreak; the success of our turnaround strategy; the impact of capital improvement projects; the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements; our ability to meet financial covenant requirements in our Credit Facility, which could impact, among other things, our liquidity; the relative effectiveness of compensation-based employee incentives in causing improvements in our performance; the capacity to meet the demands of our large national account customers; the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees; our success in adapting to technology and new commerce channels; the effect of the capital markets as well as other external factors on stockholder value; fluctuations in availability and cost of green coffee; competition; organizational changes; the effectiveness of our hedging strategies in reducing price; changes in consumer preferences; our ability to provide sustainability in ways that do not materially impair profitability; changes in the strength of the economy, including any effects from inflation; business conditions in the coffee industry and food industry in general; our continued success in attracting new customers; variances from budgeted sales mix and growth rates; weather and special or unusual events, as well as other risks described in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.
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

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Change	% Change
Income Statement Data:
Net sales	$85,066	$81,888	$3,178	3.9%
Gross margin	43.9%	37.6%	6.3%	NM
Operating expenses as a % of sales	47.2%	40.1%	(7.1)%	NM
Loss from operations	$(2,828)	$(2,088)	$(740)	(35.4)%
Net loss	$(5,002)	$(1,307)	$(3,695)	(282.7)%

Operating Data:
Coffee pounds sold	4,863	5,495	(632)	(11.5)%
EBITDA (1)	$(1,408)	$2,516	$(3,924)	156.0%
EBITDA Margin (1)	(1.7)%	3.1%	(4.8)%	NM
Adjusted EBITDA (1)	$1,417	$(452)	$1,869	413.5%
Adjusted EBITDA Margin (1)	1.7%	(0.6)%	2.3%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	46.1%	46.3%	(0.2)%	(0.4)%
Tea & Other Beverages (2)	27.9%	24.7%	3.2%	13.0%
Culinary	18.3%	20.7%	(2.4)%	(11.6)%
Spices	6.2%	6.8%	(0.6)%	(8.8)%
Delivery Surcharge	1.5%	1.5%	—%	NM
Net sales	100.0%	100.0%	—%	NM

Other data:
Capital expenditures related to maintenance	$3,330	$3,511	$181	5.2%
Total capital expenditures	3,330	3,511	181	5.2%
Depreciation and amortization expense	2,897	2,948	51	1.7%
________________
NM - Not Meaningful

(1) EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below for a reconciliation of these non-GAAP measures to their corresponding GAAP measures, as well as a discussion of certain changes we made to our methodology for calculating Adjusted EBITDA beginning with the period ending June 30, 2024.
(2) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Change	% Change
Net sales	$85,066	$81,888	$3,178	3.9%
Cost of goods sold	47,748	51,100	3,352	6.6%
Gross profit	37,318	30,788	6,530	21.2%
Selling expenses	27,228	26,829	(399)	(1.5)%
General and administrative expenses	11,252	12,832	1,580	12.3%
Net losses (gains) on disposal of assets	1,666	(6,785)	(8,451)	NM
Operating expenses	40,146	32,876	(7,270)	(22.1)%
Loss from operations	(2,828)	(2,088)	(740)	NM
Other (expense) income:
Interest expense	(1,791)	(2,222)	431	19.4%
Other, net	(250)	2,871	(3,121)	NM
Total other (expense) income	(2,041)	649	(2,690)	NM
Loss from operations before taxes	(4,869)	(1,439)	(3,430)	(238.4)%
Income tax expense (benefit)	133	(132)	(265)	(200.8)%
Net loss	$(5,002)	$(1,307)	$(3,695)	(282.7)%
___________
NM - Not Meaningful
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Net Sales
Net sales in the three months ended September 30, 2024 increased $3.2 million, or 3.9%, to $85.1 million from $81.9 million in the three months ended September 30, 2023. The increase in net sales for the three months ended September 30, 2024 was primarily due to higher pricing compared to the prior period.
The following table presents the effect of changes in unit sales, and unit pricing and product mix in the three months ended September 30, 2024 compared to the same period in the prior fiscal year (in millions):

Three Months Ended September 30, 2024 vs. 2023
Effect of change in unit sales	$(9.8)
Effect of pricing and product mix changes	13.0
Total (decrease) increase in net sales	$3.2
Unit sales decreased 10.5%, and average unit price increased by 16.1% in the three months ended September 30, 2024 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 3.9%. Average unit price increased during the three months ended September 30, 2024 primarily due to price increases. There were no new product category introductions which had a material impact on our net sales in the three months ended September 30, 2024 or 2023.
Gross Profit
Gross profit increased to $37.3 million for the three months ended September 30, 2024, compared to $30.8 million for the three months ended September 30, 2023. Gross margin increased to 43.9% for the three months ended September 30, 2024 from 37.6% for the three months ended September 30, 2023. The increase in gross profit was primarily due to improved pricing compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended September 30, 2024, operating expenses increased $7.3 million to $40.1 million, or 47.2% of net sales, from $32.9 million, or 40.1% of net sales in the prior year period. For the three months ended September 30, 2024, there was a $1.7 million loss on disposal of assets compared to a $6.8 million gain on disposal of assets for three months ended September 30, 2023 as there were no branch sales during the three months ended September 30, 2024. Operating expenses as a percentage of sales excluding net losses (gains) on disposal of assets was 45.2% and 48.4% for the three months ended September 30, 2024 and September 30, 2023, respectively. There was a $0.4 million increase in selling expenses which was offset by $1.6 million decrease in general and administrative expenses. The increase in selling expenses during the three months ended September 30, 2024 was primarily due to compensation related cost. The decrease in general and administrative expenses during the three months ended September 30, 2024 was primarily due to a decrease in severance costs offset by an increase in insurance related costs.
Total Other Expense
Interest expense in the three months ended September 30, 2024 decreased $0.4 million to $1.8 million from $2.2 million in the prior year period. The decrease is primarily related to lower supplier interest expense.
Other, net was a loss of $0.2 million loss in the three months ended September 30, 2024 compared to $2.9 million gain in the prior year period. The $3.1 million change was primarily a result of mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges in the current period compared to mark-to-market net gains in the prior year period.
Income Taxes
In the three months ended September 30, 2024 and September 30, 2023, we recorded income tax expense of $133 thousand and an income tax benefit of $132 thousand, respectively. See Note 15, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
•net losses (gains) on disposal of assets; and
•severance costs.
“Adjusted EBITDA Margin” is defined as Adjusted EBITDA expressed as a percentage of net sales.
For purposes of calculating EBITDA and EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin, we have excluded the impact of interest expense resulting from non-cash pretax pension and postretirement benefits. For purposes of calculating Adjusted EBITDA and Adjusted EBITDA Margin, beginning with the period ended June 30, 2024 and any period thereafter, we are also excluding the impact of the loss related to sale of business, as this item is not reflective of our ongoing operating results.
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
Set forth below is a reconciliation of reported net loss to EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2024	2023
Net loss	$(5,002)	$(1,307)
Income tax expense (benefit)	133	(132)
Interest expense (1)	564	1,007
Depreciation and amortization expense	2,897	2,948
EBITDA	$(1,408)	$2,516
EBITDA Margin	(1.7)%	3.1%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
Set forth below is a reconciliation of reported net loss to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2024	2023
Net loss	$(5,002)	$(1,307)
Income tax expense (benefit)	133	(132)
Interest expense (1)	564	1,007
Depreciation and amortization expense	2,897	2,948
401(k) and share-based compensation expense	495	1,552
Net losses (gains) on disposal of assets	1,666	(6,785)
Severance costs	664	2,265
Adjusted EBITDA	$1,417	$(452)
Adjusted EBITDA Margin	1.7%	(0.6)%
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
We operate a production facility in Portland, Oregon. We distribute our products from our Portland, Oregon production facility, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 241 delivery routes and 101 branch warehouses as of September 30, 2024. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.

Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				September 30, 2024		June 30, 2024
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate (1)
Revolver	Various	4/26/2027	N/A	$23,300	7.06%	$23,300	7.05%

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
The Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments. As of and through September 30, 2024, we were in compliance with all of the covenants under the Credit Facility.
The Credit Facility provides us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment and continue to execute on key strategic initiatives.
At September 30, 2024, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.4 million of the letters of credit sublimit.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Credit Facility described above. In light of our financial position, operating performance and current economic conditions, including the state of the global capital markets, there can be no assurance as to whether or when we will be able to raise capital by issuing securities. We believe that the Credit Facility, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months and beyond.
At September 30, 2024, we had $3.3 million of unrestricted cash and cash equivalents and $1.9 million in restricted cash. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity. At September 30, 2024, we had $27.1 million available on our Revolver Credit Facility.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Three Months Ended September 30,
	2024	2023
Consolidated Statements of cash flows data (in thousands)
Net cash provided by (used in) operating activities	$2,493	$(7,137)
Net cash (used in) provided by investing activities	(3,304)	5,747
Net cash (used in) provided by financing activities	(56)	184
Net decrease in cash and cash equivalents and restricted cash	$(867)	$(1,206)
Operating Activities
Net cash provided by operating activities during the three months ended September 30, 2024 was $2.5 million as compared to net cash used in operating activities of $7.1 million in the three months ended September 30, 2023, a decrease in cash used by operations of $9.6 million. The change was driven by a increase in accounts payable partially offset by a decrease in accounts receivables and inventory.
Investing Activities
Net cash used in investing activities during the three months ended September 30, 2024 was $3.3 million as compared to net cash provided by investing activities of $5.7 million in the three months ended September 30, 2023. The net change in investing activities was primarily due to an decrease of $9.2 million related to less proceeds from the sale of property, plant and equipment in the current period compared to the prior year period.
Financing Activities
Net cash used in financing activities during the three months ended September 30, 2024 was $0.1 million as compared to net cash provided by financing activities of $0.2 million in the three months ended September 30, 2023. The decrease of $0.3 million was primarily due to net borrowing proceeds of $0.3 million under the Credit Facility in the prior year period.
Capital Expenditures
For the three months ended September 30, 2024 and 2023, our capital expenditures paid were $3.3 million and $3.5 million, respectively. In fiscal 2025, we anticipate paying between $9.0 million to $11.0 million in capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facility.
Depreciation and amortization expenses were $2.9 million and $2.9 million in the three months ended September 30, 2024 and 2023, respectively.
Purchase Commitments
As of September 30, 2024, the Company had committed to purchase green coffee inventory totaling $35.2 million under fixed-price contracts, and $10.9 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of September 30, 2024, the Company had operating and finance lease payment commitments totaling $34.4 million.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2024 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our 2024 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2024 Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2024, the Company did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At September 30, 2024, we had outstanding borrowings on our Revolver Credit Facility of $23.3 million and had utilized $4.4 million of the letters of credit sublimit. The weighted average interest rate on our Revolver Credit Facility was 7.06%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under these Credit Facility based on the weighted average interest rate on the outstanding borrowings as of September 30, 2024:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$23,300	5.56%	$1,295
–100 basis points	$23,300	6.06%	$1,412
Unchanged	$23,300	7.06%	$1,644
+100 basis points	$23,300	8.06%	$1,878
+150 basis points	$23,300	8.56%	$1,994
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
The following table summarizes the potential impact as of September 30, 2024 to net gain (loss) and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Gain(Loss)		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments (1)	$10	$(10)	$—	$—
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of September 30, 2024. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024 pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 18, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2024 Form 10‑K. During the three months ended September 30, 2024, there have been no material changes to the risk factors disclosed in our 2024 Form 10‑K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.  Defaults Upon Senior Securities
None
Item 4.  Mine Safety Disclosures
Not applicable
Item 5.  Other Information
During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.2
Performance Restricted Stock Unit Agreement, dated July 1, 2024, by and between the Company and Vance Fisher filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2024 and incorporated herein by reference).

10.3
Letter Agreement, dated August 14, 2024, by and among the Company, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2024).

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

FARMER BROS. CO.

By:	/s/ John E Moore III
John E Moore III President and Chief Executive Officer (principal executive officer)
November 7, 2024

By:	/s/ Vance Ratliff Fisher
Vance Ratliff Fisher Chief Financial Officer (principal financial officer)
November 7, 2024