Form 10-Q
period 2024-12-31
FARMER BROTHERS CO
filed 2025-02-06
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
YES ☐ NO  ☒
As of February 3, 2025, the registrant had 21,353,940 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,488	$5,830
Restricted cash	246	175
Accounts receivable, net of allowance for credit losses of $710 for both periods	35,608	35,147
Inventories	52,771	57,230
Short-term derivative assets	550	11
Prepaid expenses	4,829	4,236
Assets held for sale	352	352
Total current assets	99,844	102,981
Property, plant and equipment, net	30,984	34,002
Intangible assets, net	10,133	11,233
Right-of-use operating lease assets	36,858	35,241
Other assets	1,300	1,756
Total assets	$179,119	$185,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	44,629	48,478
Accrued payroll expenses	10,900	10,782
Right-of-use operating lease liabilities - current	16,090	14,046
Short-term derivative liability	2,624	730
Other current liabilities	3,649	2,997
Total current liabilities	77,892	77,033
Long-term borrowings under revolving credit facility	23,300	23,300
Accrued pension liabilities	11,553	12,287
Accrued postretirement benefits	811	789
Accrued workers’ compensation liabilities	2,557	2,378
Right-of-use operating lease liabilities - noncurrent	21,290	21,766
Other long-term liabilities	226	2,111
Total liabilities	$137,629	$139,664
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 21,351,396 and 21,264,327 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	21,351	21,265
Additional paid-in capital	80,913	79,963
Accumulated deficit	(35,146)	(30,354)
Accumulated other comprehensive loss	(25,628)	(25,325)
Total stockholders’ equity	$41,490	$45,549
Total liabilities and stockholders’ equity	$179,119	$185,213
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net sales	$90,021	$89,453	$175,086	$171,340
Cost of goods sold	51,182	53,344	98,930	104,444
Gross profit	38,839	36,109	76,156	66,896
Selling expenses	26,760	28,141	53,987	54,969
General and administrative expenses	9,534	9,655	20,786	22,486
Net losses (gains) on disposal of assets	1,527	(6,138)	3,193	(12,922)
Operating expenses	37,821	31,658	77,966	64,533
Income (loss) from operations	1,018	4,451	(1,810)	2,363
Other (expense) income:
Interest expense	(1,922)	(1,907)	(3,713)	(4,129)
Other, net	1,033	324	783	3,195
Total other expense	(889)	(1,583)	(2,930)	(934)
Income (loss) before taxes	129	2,868	(4,740)	1,429
Income tax (benefit) expense	(81)	164	52	32
Net income (loss)	$210	$2,704	$(4,792)	$1,397
Net income (loss) available to common stockholders per common share, basic and diluted	$0.01	$0.13	$(0.23)	$0.07
Weighted average common shares outstanding—basic	21,314,911	20,728,699	21,289,073	20,565,492
Weighted average common shares outstanding—diluted	22,357,699	20,917,562	21,289,073	20,740,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$210	$2,704	$(4,792)	$1,397
Other comprehensive income (loss), net of taxes:
Unrealized (losses) gains on derivatives designated as cash flow hedges	(6)	606	1	151
(Gain) loss on derivatives designated as cash flow hedges reclassified to cost of goods sold	(181)	802	(303)	630
Total comprehensive income (loss)	$23	$4,112	$(5,094)	$2,178

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2024	21,264,327	$21,265	$79,963	$(30,354)	$(25,325)	$45,549
Net loss	—	—	—	(5,002)	—	(5,002)
Cash flow hedges, net of taxes	—	—	—	—	(116)	(116)
Share-based compensation	—	—	495	—	—	495
Issuance of common stock and stock option exercises	3,896	3	(3)	—	—	—
Balance at September 30, 2024	21,268,223	$21,268	$80,455	$(35,356)	$(25,441)	$40,926
Net income	—	—	—	210	—	210
Cash flow hedges, net of taxes	—	—	—	—	(187)	(187)
Share-based compensation	—	—	541		—	541
Issuance of common stock and stock option exercises	83,173	83	(83)		—	—
Balance at December 31, 2024	21,351,396	$21,351	$80,913	$(35,146)	$(25,628)	$41,490

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	20,142,973	$20,144	$77,278	$(26,479)	$(32,831)	$38,112
Net loss	—	—	—	(1,307)	—	(1,307)
Cash flow hedges, net of taxes	—	—	—	—	(628)	(628)
401(k) compensation expense, including reclassifications	154,046	154	653	—	—	807
Share-based compensation	—	—	814	—	—	814
Issuance of common stock and stock option exercises	279,464	280	(280)	—	—	—
Balance at September 30, 2023	20,576,483	$20,578	$78,465	$(27,786)	$(33,459)	$37,798
Net income	—	—	—	2,704	—	2,704
Cash flow hedges, net of taxes	—	—	—	—	1,409	1,409
401(k) compensation expense, including reclassifications	171,786	172	740	—	—	912
Share-based compensation	—	—	438	—	—	438
Issuance of common stock and stock option exercises	45,687	45	(45)	—	—	—
Balance at December 31, 2023	20,793,956	$20,795	$79,598	$(25,082)	$(32,050)	$43,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(4,792)	$1,397
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	5,817	5,792
Net losses (gains) on disposal of assets	3,193	(14,136)
Net losses on derivative instruments	3,183	429
401(k) and share-based compensation expense	1,037	2,970
Provision for credit losses	322	450
Change in operating assets and liabilities:
Accounts receivable, net	(782)	13,044
Inventories	4,458	(6,193)
Derivative (liabilities) assets, net	(3,635)	(779)
Other assets	(115)	1,146
Accounts payable	(3,795)	(15,936)
Accrued expenses and other	155	949
Net cash provided by (used in) operating activities	5,046	(10,867)
Cash flows from investing activities:
Sale of business	—	(1,214)
Purchases of property, plant and equipment	(5,362)	(6,853)
Proceeds from sales of property, plant and equipment	165	20,497
Net cash (used in) provided by investing activities	(5,197)	12,430
Cash flows from financing activities:
Proceeds from Credit Facilities	7,000	2,279
Repayments on Credit Facilities	(7,000)	(2,000)
Payments of finance lease obligations	(96)	(96)
Payment of financing costs	(24)	(58)
Net cash (used in) provided by financing activities	(120)	125
Net (decrease) increase in cash and cash equivalents and restricted cash	(271)	1,688
Cash and cash equivalents and restricted cash at beginning of period	6,005	5,419
Cash and cash equivalents and restricted cash at end of period	$5,734	$7,107

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,890	$6,456
Non-cash issuance of 401(K) common stock	—	326
Non cash additions to property, plant and equipment	54	52

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025.
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
During the three and six months ended December 31, 2024, there were no significant updates made to the Company’s significant accounting policies.
Cash Equivalents
At December 31, 2024, we had $5.5 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash on deposit in broker accounts to satisfy margin requirements associated with certain coffee-related derivative instruments resulting from an increase in the “C” market price of green coffee during the six months ended December 31, 2024. Further changes in commodity prices and the number of coffee-related derivative instruments held could have an impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity.
Concentration of Credit Risk
At December 31, 2024 and June 30, 2024, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.

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
The components of lease expense are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Operating lease expense	$4,904	$3,445	$9,134	$6,322
Finance lease expense:
Amortization of finance lease assets	41	41	82	82
Interest on finance lease liabilities	4	7	8	13
Total lease expense	$4,949	$3,493	$9,224	$6,417
Maturities of lease liabilities are as follows:

	December 31, 2024
(In thousands)	Operating Leases	Finance Leases
2025	$8,742	$96
2026	13,910	96
2027	8,734	—
2028	6,632	—
2029	3,353	—
Thereafter	346	—
Total lease payments	41,717	192
Less: interest	(4,337)	(4)
Total lease obligations	$37,380	$188

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Lease term and discount rate:

	December 31, 2024	June 30, 2024
Weighted-average remaining lease terms (in years):
Operating lease	4.0	5.2
Finance lease	1.0	1.5
Weighted-average discount rate:
Operating lease	6.81%	6.65%
Finance lease	6.50%	6.50%
Other Information:

	Six Months Ended December 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,532	$6,319
Operating cash flows from finance leases	8	13
Financing cash flows from finance leases	96	96
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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at December 31, 2024 and June 30, 2024:

(In thousands)	December 31, 2024	June 30, 2024
Derivative instruments designated as cash flow hedges:
Long coffee pounds	750	—
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	38	71
Total	788	71
Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
(In thousands)	December 31, 2024	June 30, 2024	December 31, 2024	June 30, 2024
Financial Statement Location:
Short-term coffee-related derivative assets	$—	$—	$550	$11
Long-term coffee-related derivative assets (1)	—	—	—	33
Short-term coffee-related derivative liabilities	5	—	2,619	730
Long-term coffee-related derivative liabilities (2)	—	—	—	1,505
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

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
(In thousands)	2024	2023	2024	2023
Net gain (losses) recognized in AOCI - Coffee-related	(6)	606	1	151	AOCI
Net gains (losses) recognized in earnings - Coffee-related	181	(802)	303	(630)	Cost of goods sold
For the three and six months ended December 31, 2024 and 2023, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows include net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and six months ended December 31, 2024 and 2023. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s consolidated statements of operations and in Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Net (losses) gains on coffee-related derivative instruments (1)	$(2,055)	$(1,177)	$(3,486)	$202
Non-operating pension and other postretirement benefits	1,012	915	2,024	1,831
Other gains, net	2,076	586	2,245	1,162
Other, net	$1,033	$324	$783	$3,195
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and six months ended December 31, 2024 and 2023.
Statement of Comprehensive Income (Loss)
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Accumulated other comprehensive loss beginning balance	$269	$1,803	$154	$1,176
Net losses (gains) recognized in AOCI - Coffee-related	6	(606)	(1)	(151)
Net gains (losses) recognized in earnings - Coffee-related	181	(802)	303	(630)
Accumulated other comprehensive loss ending balance	$456	$395	$456	$395
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
December 31, 2024	Derivative Assets	$550	$(550)	$—	$—
	Derivative Liabilities	2,624	(550)	—	2,074
June 30, 2024	Derivative Assets	44	(44)	—	—
	Derivative Liabilities	2,235	(44)	—	2,191
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at December 31, 2024, $11.0 thousand of net gains on

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next 12 months. These recorded values are based on market prices of the commodities as of December 31, 2024.
Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2024
Derivative instruments designated as cash flow hedges:
Coffee-related derivative liabilities (1)	$5	$—	$5	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	550	—	550	—
Coffee-related derivative liabilities (1)	2,619	—	2,619	—
	Total	Level 1	Level 2	Level 3
June 30, 2024
Coffee-related derivative assets (1)	44	—	44	—
Coffee-related derivative liabilities (1)	2,235	—	2,235	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
Note 6. Accounts Receivable, Net

(In thousands)	December 31, 2024	June 30, 2024
Trade receivables	$36,021	$34,438
Other receivables (1)	297	1,419
Allowance for credit losses	(710)	(710)
Accounts receivable, net	$35,608	$35,147
__________
(1) Includes vendor rebates, transition services receivables and other non-trade receivables.
There was no material change in the allowance for credit losses during the six months ended December 31, 2024.
Note 7. Inventories

(In thousands)	December 31, 2024	June 30, 2024
Coffee
Processed	$17,969	$22,432
Unprocessed	7,328	6,105
Total	$25,297	$28,537
Tea and culinary products
Processed	24,186	25,166
Unprocessed	45	41
Total	$24,231	$25,207
Coffee brewing equipment parts	3,243	3,486
Total inventories	$52,771	$57,230
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 8. Property, Plant and Equipment

(In thousands)	December 31, 2024	June 30, 2024
Buildings and facilities	$20,676	$20,441
Machinery, vehicles and equipment	100,144	108,757
Capitalized software	9,713	9,190
Office furniture and equipment	7,341	8,486
	$137,874	$146,874
Accumulated depreciation	(107,808)	(113,790)
Land	918	918
Property, plant and equipment, net	$30,984	$34,002
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery, vehicles and equipment above are:

(In thousands)	December 31, 2024	June 30, 2024
Coffee Brewing Equipment	$58,928	$66,596
Accumulated depreciation	(35,074)	(39,941)
Coffee Brewing Equipment, net	$23,854	$26,655
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Depreciation expense in COGS	$1,850	$1,790	$3,738	$3,585
CBE Costs excl. depreciation exp	7,074	8,807	14,280	18,691
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.
Note 9. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets:

		December 31, 2024			June 30, 2024
(In thousands)	Weighted Average Amortization Period as of December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	2.5	$33,003	$(27,392)	$5,611	$33,003	$(26,292)	$6,711
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		4,522	—	4,522	4,522	—	4,522
Total intangible assets		$37,525	$(27,392)	$10,133	$37,525	$(26,292)	$11,233
Aggregate amortization expense for the three months ended December 31, 2024 and 2023 was $0.5 million and $0.6 million, respectively. Aggregate amortization expense for the six months ended December 31, 2024 and 2023 was $1.1 million and $1.2 million, respectively.
Note 10. Employee Benefit Plans
Single Employer Pension Plans
As of December 31, 2024, the Company has two defined benefit pension plans for certain employees, the "Farmer Bros. Plan" and the “Hourly Employees' Plan.” The Company froze benefit accruals and participation in these plans effective June 30, 2011 and October 1, 2016, respectively. After the plan freezes, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Interest cost	$1,216	$1,204	$2,432	$2,408
Expected return on plan assets	(1,161)	(1,122)	(2,322)	(2,244)
Amortization of net loss (1)	149	207	298	413
Net periodic benefit cost	$204	$289	$408	$577
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	December 31, 2024	June 30, 2024
Discount rate	5.35%	5.05%
Expected long-term return on plan assets	7.00%	7.00%
 Multiemployer Pension Plans
The Company participates in one multiemployer defined benefit pension plan that is union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements, called the Western Conference of Teamsters Pension Plan (“WCTPP”). The Company makes contributions to this plan generally based on the number of hours worked by the participants in accordance with the provisions of negotiated labor contracts. The company also contributes to two defined contribution pension plans (“All Other Plans”) that are union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements.
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Contributions to WCTPP	$321	$356	$692	$672
Contributions to All Other Plans	10	10	20	18
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
Effective August 1, 2024, the Company temporarily suspended the 401(k) matching program.
Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				December 31, 2024		June 30, 2024
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/26/2027	N/A	$23,300	6.75%	$23,300	7.05%

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Revolver Facility
The Company maintains a senior secured credit facility composed of (a) the Revolver Credit Facility Agreement (as amended from time to time, the "Revolver Credit Facility Agreement") and various loan documents relating thereto including the Guaranty and Security Agreement, dated as of April 26, 2021 (the “Revolver Security Agreement” and, together with the Revolver Credit Facility Agreement, the “Revolver Agreements”), by and among the Borrowers, as grantors, and Wells Fargo, as administrative agent, and (b) a Credit Agreement, dated as of April 26, 2021 (the “Term Credit Facility Agreement”) by and among the Borrowers, MGG Investment Group LP. (“MGG”), as administrative agent, and the lenders party thereto, and various loan documents relating thereto including the Guaranty and Security Agreement, dated as of April 26, 2021 (the “Term Security Agreement”), by and among the Borrowers, as grantors, and MGG, as administrative agent. The Revolver Credit Facility Agreement was subsequently amended by (i) that certain Increase Joinder and Amendment No. 2 to Credit Agreement, dated August 8, 2022, (ii) that certain Amendment No. 3 to Credit Agreement, dated August 31, 2022, (iii) that certain Consent and Amendment No. 4 to Credit Agreement, dated June 30, 2023 and (iv) that certain Consent and Amendment No. 5 to Credit Agreement, dated December 4, 2023. The Company has no outstanding loans under the Term Credit Facility Agreement. For a detailed discussion about the Company’s Revolver Credit Facility Agreement and Term Credit Facility Agreement, see Note 13, “Debt Obligations” in the Notes to Consolidated Financial Statements in the 2024 Form 10-K.
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
At December 31, 2024, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.4 million of the letters of credit sublimit. At December 31, 2024, we had $23.7 million available for borrowing under our Revolver Credit Facility.
As of December 31, 2024, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement. Furthermore, the Company believes it will be in compliance with the related financial covenants under this agreement for the next 12 months.
Note 12. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of December 31, 2024, there were 1,081,654 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of December 31, 2024, there were 2,919 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted, exercised, cancelled or forfeited during the six months ended December 31, 2024.
As of December 31, 2024, there were 19,450 NQOs exercisable and outstanding with a weighted average remaining life of 1.7 years. The weighted average exercise price of NQO’s was $17.75. The NQOs have an intrinsic value of zero at December 31, 2024.
Restricted Stock
The following table summarizes restricted stock activity for the six months ended December 31, 2024:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2024	662,661	3.72
Granted	410,000	2.22
Vested/Released	(138,559)	3.77
Cancelled/Forfeited	(37,291)	3.20
Outstanding and nonvested at December 31, 2024	896,811	3.05
The weighted average grant date fair value of RSUs granted during the quarter ended December 31, 2024 and 2023 were $2.13 and $2.42, respectively. The total grant-date fair value of restricted stock granted during the six months ended December 31, 2024 was $0.9 million. The total fair value of awards vested during the six months ended December 31, 2024 and 2023 were $0.5 million and $0.6 million, respectively.
At December 31, 2024 and June 30, 2024, there was $1.7 million and $1.7 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at December 31, 2024 is expected to be recognized over the weighted average period of 1.3 years. Total compensation expense for restricted stock was $0.3 million and $0.4 million, respectively, in the three months ended December 31, 2024 and 2023. Total compensation expense for restricted stock was $0.7 million and $1.0 million, respectively, in the six months ended December 31, 2024 and 2023.
Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the six months ended December 31, 2024:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2024	394,576	2.95
Granted	530,000	2.21
Vested/Released	—	—
Cancelled/Forfeited	(45,000)	2.42
Outstanding and nonvested at December 31, 2024	879,576	2.53
The weighted average grant date fair value of PBRSUs granted during the quarter ended December 31, 2024 and 2023 was $2.21 and $2.42, respectively. The total grant-date fair value of PBRSU granted during the six months ended December 31, 2024 was $1.2 million. There were no PBRSU’s vested during the six months ended December 31, 2024. The total fair value of awards vested during the six months ended December 31, 2023 was $0.3 million, respectively.
At December 31, 2024 and June 30, 2024, there was $1.4 million and $0.9 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at December 31, 2024 is expected to be recognized over the weighted average period of 2.2 years. Total compensation expense for PBRSUs was $0.2 million and $22 thousand, respectively, for the three months ended December 31, 2024 and 2023. Total compensation expense for PBRSUs was $0.4 million and $0.2 million, respectively, for the six months ended December 31, 2024 and 2023.
Cash-Settled Restricted Stock Units (“CSRSUs”)
CSRSUs vest in equal installments over a three-year period from the grant date, and are cash-settled upon vesting based on the closing share price of Common Stock on the vesting date.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The CSRSUs are accounted for as liability awards, and compensation expense is measured at fair value on the date of grant and recognized on a straight-line basis over the vesting period net of forfeitures. Compensation expense is remeasured at each reporting date with a cumulative adjustment to compensation cost during the period based on changes in the closing share price of Common Stock.
The following table summarizes CSRSU activity for the six months ended December 31, 2024:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2024	619,327	2.94
Granted	602,000	2.13
Vested/Released	(211,673)	3.27
Cancelled/Forfeited	(35,291)	3.24
Outstanding and nonvested at December 31, 2024	974,363	2.36
The weighted average grant date fair value of CRSUs granted during the quarter ended December 31, 2024 and 2023 was $2.13 and $2.42, respectively. The total grant-date fair value of CRSU granted during the six months ended December 31, 2024 was $1.3 million. The total fair value of awards vested was $0.4 million and $0.2 million during the six months ended December 31, 2024 and 2023, respectively.
At December 31, 2024 and June 30, 2024, there was $1.6 million and $1.6 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at December 31, 2024 is expected to be recognized over the weighted average period of 1.7 years. Total compensation expense for CSRSUs was $0.2 million and $0.1 million, respectively for the three months ended December 31, 2024 and 2023. Total compensation expense for CSRSUs was $0.4 million and $0.2 million, respectively for the six months ended December 31, 2024 and 2023.
Note 13. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	December 31, 2024	June 30, 2024
Accrued workers’ compensation liabilities	$886	$481
Finance lease liabilities	161	193
Other (1)	2,602	2,323
Other current liabilities	$3,649	$2,997
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 14. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	December 31, 2024	June 30, 2024
Derivative liabilities non-current	$—	$1,505
Deferred compensation (1)	199	505
Finance lease liabilities	27	101
Other long-term liabilities	$226	$2,111
___________
(1) Includes payroll taxes and cash-settled restricted stock units liabilities.
Note 15. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Income tax (benefit) expense	$(81)	$164	$52	$32
Effective tax rate	(62.8)%	5.7%	(1.1)%	2.2%
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Tax benefit in the three months ended December 31, 2024 was $81 thousand compared to tax expense of $164 thousand in the three months ended December 31, 2023, which primarily relates to state income tax. Tax expense in the six months ended December 31, 2024 was $52 thousand compared to $32 thousand in the six months ended December 31, 2023, which primarily relates to state income tax.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of December 31, 2024, the Company is no longer subject to income tax audits by taxing authorities for any years prior to June 30, 2021. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
Note 16. Net (Loss) Income Per Common Share
Basic net (loss) income per common share is calculated by dividing net (loss) income attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per common share is calculated by dividing diluted net (loss) income attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, and RSUs, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period). Potentially dilutive securities include unvested RSUs and performance-based restricted stock units. For the three and six months ended December 31, 2024, respectively, shares of the Company’s outstanding stock options were not included in the computation of diluted (loss) income per common share as their effects were anti-dilutive. For the three and six months ended December 31, 2023, shares of the Company’s outstanding stock options were not included in the computation of diluted (loss) income per common share as their effects were anti-dilutive.
The following table presents the computation of basic and diluted net earnings income (loss) per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share amounts)	2024	2023	2024	2023
Net income (loss) from operations available to common stockholders	$210	$2,704	$(4,792)	$1,397

Weighted average shares outstanding - basic	21,314,911	20,728,699	21,289,073	20,565,492
Effect of dilutive securities:
Shares issuable under RSUs and PBSRUs	1,042,788	188,863	—	174,811
Weighted average common shares outstanding - diluted	22,357,699	20,917,562	21,289,073	20,740,303
Net income (loss) per common share available to stockholders—basic and diluted	$0.01	$0.13	$(0.23)	$0.07
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
(In thousands)	$	% of total	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$42,354	47.0%	$42,005	47.0%	$81,586	46.6%	$79,896	46.6%
Tea & Other Beverages (1)	25,302	28.1%	24,190	27.0%	49,072	28.0%	44,424	25.9%
Culinary	15,992	17.8%	16,592	18.5%	31,546	18.0%	33,503	19.6%
Spices	5,154	5.7%	5,378	6.0%	10,443	6.0%	10,990	6.4%
Delivery Surcharge	1,219	1.4%	1,288	1.5%	2,439	1.4%	2,527	1.5%
Net sales	$90,021	100.0%	$89,453	100.0%	$175,086	100.0%	$171,340	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of December 31, 2024. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets.
Note 18. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 19, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2024 Form 10-K. During the six months ended December 31, 2024, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of December 31, 2024, the Company had committed to purchase green coffee inventory totaling $29.3 million under fixed-price contracts, and $10.5 million in inventory and other purchases under non-cancelable purchase orders.
Legal Proceedings
The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows. The Company had a $1.9 million legal settlement for the quarter ending December 31, 2024.

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

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2024	2023	Change	% Change	2024	2023	Change	% Change
Income Statement Data:
Net sales	$90,021	$89,453	$568	0.6%	$175,086	$171,340	$3,746	2.2%
Gross margin	43.1%	40.4%	2.7%	NM	43.5%	39.0%	4.5%	NM
Operating expenses as a % of sales	42.0%	35.4%	(6.6)%	NM	44.5%	37.7%	(6.8)%	NM
Income (loss) from operations	$1,018	$4,451	$(3,433)	(77.1)%	$(1,810)	$2,363	$(4,173)	(176.6)%
Net income (loss)	$210	$2,704	$(2,494)	(92.2)%	$(4,792)	$1,397	$(6,189)	(443.0)%

Operating Data:
Coffee pounds	5,332	5,812	(480)	(8.3)%	10,195	11,309	(1,114)	(9.9)%
EBITDA (1)	$3,743	$6,404	$(2,661)	(41.6)%	$2,335	$8,920	$(6,585)	(73.8)%
EBITDA Margin (1)	4.2%	7.2%	(3.0)%	NM	1.3%	5.2%	(3.9)%	NM
Adjusted EBITDA (1)	$5,899	$2,311	$3,588	155.3%	$7,317	$1,860	$5,457	293.4%
Adjusted EBITDA Margin (1)	6.6%	2.6%	4.0%	NM	4.2%	1.1%	3.1%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	47.0%	47.0%	—%	—%	46.6%	46.6%	—%	—%
Tea & Other Beverages (2)	28.1%	27.0%	1.1%	4.1%	28.0%	25.9%	2.1%	8.1%
Culinary	17.8%	18.5%	(0.7)%	(3.8)%	18.0%	19.6%	(1.6)%	(8.2)%
Spices	5.7%	6.0%	(0.3)%	(5.0)%	6.0%	6.4%	(0.4)%	(6.3)%
Delivery Surcharge	1.4%	1.5%	(0.1)%	NM	1.4%	1.5%	(0.1)%	NM
Net sales	100.0%	100.0%	—%	NM	100.0%	100.0%	—%	NM

Other data:
Total capital expenditures	2,032	3,342	1,310	39.2%	5,362	6,853	1,491	21.8%
Depreciation and amortization expense	2,920	2,844	(76)	(2.7)%	5,817	5,792	(25)	(0.4)%
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

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and six months ended December 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales	$90,021	$89,453	$568	0.6%	$175,086	$171,340	$3,746	2.2%
Cost of goods sold	51,182	53,344	2,162	4.1%	98,930	104,444	5,514	5.3%
Gross profit	38,839	36,109	2,730	7.6%	76,156	66,896	9,260	13.8%
Selling expenses	26,760	28,141	1,381	4.9%	53,987	54,969	982	1.8%
General and administrative expenses	9,534	9,655	121	1.3%	20,786	22,486	1,700	7.6%
Net losses (gains) on disposal of assets	1,527	(6,138)	(7,665)	NM	3,193	(12,922)	(16,115)	NM
Operating expenses	37,821	31,658	(6,163)	(19.5)%	77,966	64,533	(13,433)	(20.8)%
Income (loss) from operations	1,018	4,451	(3,433)	(77.1)%	(1,810)	2,363	(4,173)	NM
Other (expense) income:
Interest expense	(1,922)	(1,907)	(15)	(0.8)%	(3,713)	(4,129)	416	10.1%
Other, net	1,033	324	709	NM	783	3,195	(2,412)	NM
Total other (expense) income	(889)	(1,583)	694	NM	(2,930)	(934)	(1,996)	NM
Income (loss) before taxes	129	2,868	(2,739)	(95.5)%	(4,740)	1,429	(6,169)	(431.7)%
Income tax (benefit) expense	(81)	164	245	NM	52	32	(20)	(62.5)%
Net income (loss)	$210	$2,704	$(2,494)	(92.2)%	$(4,792)	$1,397	$(6,189)	(443.0)%
___________
NM - Not Meaningful
Three and Six Months Ended December 31, 2024 Compared to Three and Six Months Ended December 31, 2023
Net Sales
Net sales in the three months ended December 31, 2024 increased $0.6 million, or 0.6%, to $90.0 million from $89.5 million in the three months ended December 31, 2023. The increase in net sales for the three months ended December 31, 2024 was primarily due to higher pricing compared to the prior period.
Net sales in the six months ended December 31, 2024 increased $3.7 million, or 2.2%, to $175.1 million from $171.3 million in the six months ended December 31, 2023. The increase in net sales for the six months ended December 31, 2024 was primarily due to higher pricing compared to the prior period.
The following table presents the effect of changes in unit sales, and unit pricing and product mix in the six months ended December 31, 2024 compared to the same period in the prior fiscal year (in millions):

	Three Months Ended December 31, 2024 vs. 2023	Six Months Ended December 31, 2024 vs. 2023
Effect of change in unit sales	$(9.9)	$(19.7)
Effect of pricing and product mix changes	10.5	23.4
Total increase in net sales	$0.6	$3.7
Unit sales decreased 10.0%, and average unit price increased by 12.0% in the three months ended December 31, 2024 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 0.6%. Average unit price increased during the three months ended December 31, 2024 primarily due to price increases.
Unit sales decreased 10.3%, and average unit price increased by 13.9% in the six months ended December 31, 2024 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 2.2%. Average unit price increased during the six months ended December 31, 2024 primarily due to price increases. There were no new product category introductions which had a material impact on our net sales in the six months ended December 31, 2024 or 2023.
Gross Profit
Gross profit increased to $38.8 million for the three months ended December 31, 2024, compared to $36.1 million for the three months ended December 31, 2023. Gross margin increased to 43.1% for the three months ended December 31, 2024 from 40.4% for the three months ended December 31, 2023. The increase in gross profit was primarily due to improved pricing compared to the same period in the prior fiscal year.
Gross profit increased to $76.2 million for the six months ended December 31, 2024, compared to $66.9 million for the six months ended December 31, 2023. Gross margin increased to 43.5% for the six months ended December 31, 2024 from

39.0% for the six months ended December 31, 2023. The increase in gross profit was primarily due to improved pricing compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended December 31, 2024, operating expenses increased $6.2 million to $37.8 million, or 42.0% of net sales, from $31.7 million, or 35.4% of net sales in the prior year period. For the three months ended December 31, 2024, there was a $1.5 million loss on disposal of assets compared to a $6.1 million gain on disposal of assets for three months ended December 31, 2023 as there were no branch sales during the six months ended December 31, 2024. Operating expenses as a percentage of sales excluding net losses (gains) on disposal of assets was 40.3% and 42.3% for the three months ended December 31, 2024 and December 31, 2023, respectively. There was a $1.4 million decrease in selling expenses and a $0.1 million decrease in general and administrative expenses. The decrease in selling expenses during the three months ended December 31, 2024 was primarily due to compensation related cost. The decrease in general and administrative expenses during the three months ended December 31, 2024 was primarily due to a decrease in severance costs offset by an increase in insurance related costs.
In the six months ended December 31, 2024, operating expenses increased $13.4 million to $78.0 million, or 44.5% of net sales, from $64.5 million, or 37.7% of net sales in the prior year period. For the six months ended December 31, 2024, there was a $3.2 million loss on disposal of assets compared to a $12.9 million gain on disposal of assets for six months ended December 31, 2023 as there were no branch sales during the six months ended December 31, 2024. Operating expenses as a percentage of sales excluding net losses (gains) on disposal of assets was 42.7% and 45.2% for the six months ended December 31, 2024 and December 31, 2023, respectively. There was a $1.0 million decrease in selling expenses and a $1.7 million decrease in general and administrative expenses. The decrease in selling expenses during the six months ended December 31, 2024 was primarily due to compensation related cost. The decrease in general and administrative expenses during the six months ended December 31, 2024 was primarily due to a decrease in severance costs offset by an increase in insurance related costs.
Total Other Expense
Interest expense in the three months ended December 31, 2024 remained flat at $1.9 million compared to the prior year period.
Other, net was a gain of $1.0 million in the three months ended December 31, 2024 compared to $0.3 million gain in the prior year period. The $0.7 million change was primarily a result of a $1.9 million legal settlement offset by net losses on coffee-related derivative instruments not designated as accounting hedges in the current period compared to net gains in the prior year period.
Interest expense in the six months ended December 31, 2024 decreased $0.4 million to $3.7 million from $4.1 million in the prior year period. The decrease is primarily related to lower supplier interest expense.
Other, net was a gain of $0.8 million in the six months ended December 31, 2024 compared to $3.2 million gain in the prior year period. The $2.4 million change was primarily related to net losses on coffee-related derivative instruments not designated as accounting hedges in the current period compared to net gains in the prior year period.
Income Taxes
In the three months ended December 31, 2024 and December 31, 2023, we recorded income tax benefit of $81 thousand and an income tax expense of $164 thousand, respectively. In the six months ended December 31, 2024 and December 31, 2023, we recorded income tax expense of $52 thousand and $32 thousand, respectively. See Note 15, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures
In addition to net income (loss) determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net income (loss) excluding the impact of:
•income tax expense (benefit);
•interest expense; and
•depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net income (loss) excluding the impact of:
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
Set forth below is a reconciliation of reported net income (loss) to EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$210	$2,704	$(4,792)	$1,397
Income tax (benefit) expense	(81)	164	52	32
Interest expense (1)	694	692	1,258	1,699
Depreciation and amortization expense	2,920	2,844	5,817	5,792
EBITDA	$3,743	$6,404	$2,335	$8,920
EBITDA Margin	4.2%	7.2%	1.3%	5.2%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.

Set forth below is a reconciliation of reported net income (loss) to Adjusted EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$210	$2,704	$(4,792)	$1,397
Income tax (benefit) expense	(81)	164	52	32
Interest expense (1)	694	692	1,258	1,699
Depreciation and amortization expense	2,920	2,844	5,817	5,792
401(k) and share-based compensation expense	541	1,350	1,037	2,902
Net losses (gains) on disposal of assets	1,527	(7,352)	3,193	(14,136)
Loss related to sale of business (2)	—	1,214	—	1,214
Severance costs	88	695	752	2,960
Adjusted EBITDA	$5,899	$2,311	$7,317	$1,860
Adjusted EBITDA Margin	6.6%	2.6%	4.2%	1.1%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
(2) Result of the settlements related to the divestiture of Direct Ship business which included gains related to coffee hedges and settlement of liabilities.
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
We operate a production facility in Portland, Oregon. We distribute our products from our Portland, Oregon production facility, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 239 delivery routes and 100 branch warehouses as of December 31, 2024. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				December 31, 2024		June 30, 2024
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate (1)
Revolver	Various	4/26/2027	N/A	$23,300	6.75%	$23,300	7.05%

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

The Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments. As of and through December 31, 2024, we were in compliance with all of the covenants under the Credit Facility.
The Credit Facility provides us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment and continue to execute on key strategic initiatives.
At December 31, 2024, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.4 million of the letters of credit sublimit.
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
At December 31, 2024, we had $5.5 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity. At December 31, 2024, we had $23.7 million available on our Revolver Credit Facility.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Six Months Ended December 31,
	2024	2023
Consolidated Statements of cash flows data (in thousands)
Net cash provided by (used in) operating activities	$5,046	$(10,867)
Net cash (used in) provided by investing activities	(5,197)	12,430
Net cash (used in) provided by financing activities	(120)	125
Net (decrease) increase in cash and cash equivalents and restricted cash	$(271)	$1,688
Operating Activities
Net cash provided by operating activities during the six months ended December 31, 2024 was $5.0 million as compared to net cash used in operating activities of $10.9 million in the six months ended December 31, 2023, an increase in cash provided by operations of $15.9 million. The change was driven primarily from an increase in gross profit and a decrease in inventories partially offset by a decrease in accounts payable.
Investing Activities
Net cash used in investing activities during the six months ended December 31, 2024 was $5.2 million as compared to net cash provided by investing activities of $12.4 million in the six months ended December 31, 2023. The net change in investing activities was primarily due to a decrease of $20.3 million related to less proceeds from the sale of property, plant and equipment in the current period compared to the prior year period.
Financing Activities
Net cash used in financing activities during the six months ended December 31, 2024 was $0.1 million as compared to net cash provided by financing activities of $0.1 million in the six months ended December 31, 2023. The decrease of $0.2 million was primarily due to net borrowing proceeds of $0.3 million under the Credit Facility in the prior year period.
Capital Expenditures
For the six months ended December 31, 2024 and 2023, our capital expenditures paid were $5.4 million and $6.9 million, respectively. In fiscal 2025, we anticipate paying between $9.0 million to $11.0 million in capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facility.
Depreciation and amortization expenses were $5.8 million and $5.8 million in the six months ended December 31, 2024 and 2023, respectively.

Purchase Commitments
As of December 31, 2024, the Company had committed to purchase green coffee inventory totaling $29.3 million under fixed-price contracts, and $10.5 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of December 31, 2024, the Company had operating and finance lease payment commitments totaling $37.6 million.
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
As of December 31, 2024, the Company did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At December 31, 2024, we had outstanding borrowings on our Revolver Credit Facility of $23.3 million and had utilized $4.4 million of the letters of credit sublimit. The weighted average interest rate on our Revolver Credit Facility was 6.75%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under these Credit Facility based on the weighted average interest rate on the outstanding borrowings as of December 31, 2024:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$23,300	5.25%	$1,223
–100 basis points	$23,300	5.75%	$1,340
Unchanged	$23,300	6.75%	$1,572
+100 basis points	$23,300	7.75%	$1,806
+150 basis points	$23,300	8.25%	$1,922
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
The following table summarizes the potential impact as of December 31, 2024 to net gain (loss) and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Gain(Loss)		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments (1)	$4	$(4)	$245	$(245)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of December 31, 2024. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 18, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2024 Form 10‑K. During the six months ended December 31, 2024, there have been no material changes to the risk factors disclosed in our 2024 Form 10‑K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.  Defaults Upon Senior Securities
None
Item 4.  Mine Safety Disclosures
Not applicable
Item 5.  Other Information
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.3
Form of Severance Agreement (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.4
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 2, 2022).*

10.5	Offer Letter, dated as of November 21, 2024, by and between the Company and Brian Miller (filed herewith).*

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
________________

*	Filed herewith
**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ John E Moore III
John E Moore III President and Chief Executive Officer (principal executive officer)
February 6, 2025

By:	/s/ Vance Ratliff Fisher
Vance Ratliff Fisher Chief Financial Officer (principal financial officer)
February 6, 2025