Form 10-Q
period 2025-03-31
FARMER BROTHERS CO
filed 2025-05-08
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
YES ☐ NO  ☒
As of May 5, 2025, the registrant had 21,555,392 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,054	$5,830
Restricted cash	178	175
Accounts receivable, net of allowance for credit losses of $650 and $710, respectively	24,498	35,147
Inventories	51,252	57,230
Short-term derivative assets	—	11
Prepaid expenses	4,226	4,236
Assets held for sale	352	352
Total current assets	84,560	102,981
Property, plant and equipment, net	28,890	34,002
Intangible assets, net	9,583	11,233
Right-of-use operating lease assets	39,140	35,241
Other assets	986	1,756
Total assets	$163,159	$185,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	36,648	48,478
Accrued payroll expenses	8,444	10,782
Right-of-use operating lease liabilities - current	16,580	14,046
Short-term derivative liability	—	730
Other current liabilities	3,271	2,997
Total current liabilities	64,943	77,033
Long-term borrowings under revolving credit facility	23,300	23,300
Accrued pension liabilities	10,910	12,287
Accrued postretirement benefits	822	789
Accrued workers’ compensation liabilities	2,557	2,378
Right-of-use operating lease liabilities - noncurrent	23,140	21,766
Other long-term liabilities	223	2,111
Total liabilities	$125,895	$139,664
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 21,510,110 and 21,264,327 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	21,510	21,265
Additional paid-in capital	81,272	79,963
Accumulated deficit	(40,122)	(30,354)
Accumulated other comprehensive loss	(25,396)	(25,325)
Total stockholders’ equity	$37,264	$45,549
Total liabilities and stockholders’ equity	$163,159	$185,213
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net sales	$82,054	$85,358	$257,140	$256,698
Cost of goods sold	47,550	51,127	146,480	155,571
Gross profit	34,504	34,231	110,660	101,127
Selling expenses	27,103	28,001	81,090	82,970
General and administrative expenses	8,551	9,581	29,337	32,066
Net losses (gains) on disposal of assets	2,413	(2,883)	5,607	(15,806)
Operating expenses	38,067	34,699	116,034	99,230
(Loss) income from operations	(3,563)	(468)	(5,374)	1,897
Other (expense) income:
Interest expense	(1,930)	(1,849)	(5,643)	(5,978)
Other, net	704	1,635	1,487	4,830
Total other expense	(1,226)	(214)	(4,156)	(1,148)
(Loss) income before taxes	(4,789)	(682)	(9,530)	749
Income tax expense	187	—	239	32
Net (loss) income	$(4,976)	$(682)	$(9,769)	$717
Net (loss) income available to common stockholders per common share, basic and diluted	$(0.23)	$(0.03)	$(0.46)	$0.03
Weighted average common shares outstanding—basic	21,446,194	21,104,728	21,340,682	20,743,861
Weighted average common shares outstanding—diluted	21,446,194	21,104,728	21,340,682	20,948,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net (loss) income	$(4,976)	$(682)	$(9,769)	$717
Other comprehensive income (loss), net of taxes:
Unrealized (losses) gains on derivatives designated as cash flow hedges	(2)	142	—	293
Loss (gain) on derivatives designated as cash flow hedges reclassified to cost of goods sold	231	26	(72)	656
Total comprehensive income (loss)	$(4,747)	$(514)	$(9,841)	$1,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2024	21,264,327	$21,265	$79,963	$(30,354)	$(25,325)	$45,549
Net loss	—	—	—	(5,002)	—	(5,002)
Cash flow hedges, net of taxes	—	—	—	—	(116)	(116)
Share-based compensation	—	—	495	—	—	495
Issuance of common stock and stock option exercises	3,896	3	(3)	—	—	—
Balance at September 30, 2024	21,268,223	$21,268	$80,455	$(35,356)	$(25,441)	$40,926
Net income	—	—	—	210	—	210
Cash flow hedges, net of taxes	—	—	—	—	(187)	(187)
Share-based compensation	—	—	541		—	541
Issuance of common stock and stock option exercises	83,173	83	(83)		—	—
Balance at December 31, 2024	21,351,396	$21,351	$80,913	$(35,146)	$(25,628)	$41,490
Net loss	—	—	—	(4,976)	—	(4,976)
Cash flow hedges, net of taxes	—	—	—	—	229	229
Pension settlement loss, net of taxes	—	—	—	—	3	3
Share-based compensation	—	—	518	—	—	518
Issuance of common stock and stock option exercises	158,714	159	(159)	—	—	—
Balance at March 31, 2025	21,510,110	$21,510	$81,272	$(40,122)	$(25,396)	$37,264

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	20,142,973	$20,144	$77,278	$(26,479)	$(32,831)	$38,112
Net loss	—	—	—	(1,307)	—	(1,307)
Cash flow hedges, net of taxes	—	—	—	—	(628)	(628)
401(k) compensation expense, including reclassifications	154,046	154	653	—	—	807
Share-based compensation	—	—	814	—	—	814
Issuance of common stock and stock option exercises	279,464	280	(280)	—	—	—
Balance at September 30, 2023	20,576,483	$20,578	$78,465	$(27,786)	$(33,459)	$37,798
Net income	—	—	—	2,704	—	2,704
Cash flow hedges, net of taxes	—	—	—	—	1,409	1,409
401(k) compensation expense, including reclassifications	171,786	172	740	—	—	912
Share-based compensation	—	—	438	—	—	438
Issuance of common stock and stock option exercises	45,687	45	(45)	—	—	—
Balance at December 31, 2023	20,793,956	$20,795	$79,598	$(25,082)	$(32,050)	$43,261
Net loss	—	—	—	(682)	—	(682)
Cash flow hedges, net of taxes	—	—	—	—	168	168
401(k) compensation expense, including reclassifications	269,199	270	(294)	—	—	(24)
Share-based compensation			422	—	—	422
Issuance of common stock and stock option exercises	201,172	201	(201)	—	—	—
Balance at March 31, 2024	21,264,327	$21,266	$79,525	$(25,764)	$(31,882)	$43,145

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(9,769)	$717
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities
Depreciation and amortization	8,655	8,675
Net losses (gains) on disposal of assets	4,807	(17,019)
Net losses on derivative instruments	3,507	363
401(k) and share-based compensation expense	1,554	3,368
Provision for credit losses	276	551
Change in operating assets and liabilities:
Accounts receivable, net	11,173	13,007
Inventories	5,978	(5,119)
Derivative (liabilities) assets, net	(5,804)	(594)
Other assets	806	2,035
Accounts payable	(11,756)	(17,203)
Accrued expenses and other	(3,075)	(1,933)
Net cash provided by (used in) operating activities	$6,352	$(13,152)
Cash flows from investing activities:
Sale of business	(800)	(1,214)
Purchases of property, plant and equipment	(7,352)	(10,267)
Proceeds from sales of property, plant and equipment	196	24,847
Net cash (used in) provided by investing activities	$(7,956)	$13,366
Cash flows from financing activities:
Proceeds from Credit Facilities	8,000	6,279
Repayments on Credit Facilities	(8,000)	(6,000)
Payments of finance lease obligations	(144)	(144)
Payment of financing costs	(25)	(69)
Net cash (used in) provided by financing activities	$(169)	$66
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,773)	280
Cash and cash equivalents and restricted cash at beginning of period	6,005	5,419
Cash and cash equivalents and restricted cash at end of period	$4,232	$5,699

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,521	$11,039
Non-cash issuance of 401(K) common stock	—	595
Non cash additions to property, plant and equipment	75	19

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025.
On June 30, 2023, the Company completed the sale of certain assets of the Company related to its direct ship and private label business, including the Company’s production facility and corporate office building in Northlake, Texas, pursuant to that certain Asset Purchase Agreement dated as of June 6, 2023, by and between the Company and TreeHouse Foods, Inc. (the "Buyer"), as amended by that certain Amendment to the Asset Purchase Agreement, dated June 30, 2023 (as amended, the “Asset Purchase Agreement”). The Company and the Buyer executed a Settlement Agreement and Release (the “Settlement Agreement”) related to the Asset Purchase Agreement, effective March 27, 2025, pursuant to which the Company agreed to pay Buyer an amount equal to $0.8 million.
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
During the three and nine months ended March 31, 2025, there were no significant updates made to the Company’s significant accounting policies.
Cash Equivalents
At March 31, 2025, we had $4.1 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. The restricted cash is related to a third party service agreement.
Concentration of Credit Risk
At March 31, 2025 and June 30, 2024, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.

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
Note 3. Leases
The Company has entered into leases for building facilities, vehicles and other equipment. The Company’s leases have remaining contractual terms through March 31, 2032, some of which have options to extend the lease for up to 10 years. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease renewal until it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2023
Operating lease expense	$5,129	$3,595	$14,263	$9,164
Finance lease expense:
Amortization of finance lease assets	41	41	123	123
Interest on finance lease liabilities	3	6	11	19
Total lease expense	$5,173	$3,642	$14,397	$9,306
Maturities of lease liabilities are as follows:

	March 31, 2025
(In thousands)	Operating Leases	Finance Leases
2025	$4,649	$48
2026	15,599	82
2027	10,101	—
2028	7,573	—
2029	4,324	—
Thereafter	2,343	—
Total lease payments	44,589	130
Less: interest	(4,869)	(4)
Total lease obligations	$39,720	$126
Lease term and discount rate:

	March 31, 2025	June 30, 2024
Weighted-average remaining lease terms (in years):
Operating lease	4.1	5.2
Finance lease	0.8	1.5
Weighted-average discount rate:
Operating lease	6.56%	6.65%
Finance lease	6.50%	6.50%

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Other Information:

	Nine Months Ended March 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,321	$9,289
Operating cash flows from finance leases	11	19
Financing cash flows from finance leases	144	123
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
All derivative instruments designated and not designated as cash flow hedges were settled as of March 2025.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at March 31, 2025 and June 30, 2024:

(In thousands)	March 31, 2025	June 30, 2024
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	—	71
Total	—	71
Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s consolidated balance sheets:

	Derivative Instruments Not Designated as Accounting Hedges
(In thousands)	March 31, 2025	June 30, 2024
Financial Statement Location:
Short-term coffee-related derivative assets	$—	$11
Long-term coffee-related derivative assets (1)	—	33
Short-term coffee-related derivative liabilities	—	730
Long-term coffee-related derivative liabilities (2)	—	1,505
________________
(1) Included in “Other Assets” on the Company's consolidated balance sheets.
(2) Included in “Other long-term liabilities” on the Company's consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses for the Company's derivative instruments designated as cash flow hedges, as recognized in “AOCI” and “Cost of goods sold”.

	Three Months Ended March 31,		Nine Months Ended March 31,		Financial Statement Classification
(In thousands)	2025	2024	2025	2024
Net gain (losses) recognized in AOCI - Coffee-related	(2)	142	—	293	AOCI
Net (losses) gains recognized in earnings - Coffee-related	(231)	(26)	72	(656)	Cost of goods sold
For the three and nine months ended March 31, 2025 and 2024, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows include net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and nine months ended March 31, 2025 and 2024. Gains and losses on coffee-related derivative instruments not

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

designated as accounting hedges are included in “Other, net” in the Company’s consolidated statements of operations and in Net losses (gains) on derivative instruments in the Company’s consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Net (losses) gains on coffee-related derivative instruments (1)	$(324)	$93	$(3,810)	$294
Non-operating pension and other postretirement benefits	1,113	915	3,137	2,746
Other gains, net	(85)	627	2,160	1,790
Other, net	$704	$1,635	$1,487	$4,830
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and nine months ended March 31, 2025 and 2024.
Statement of Comprehensive Income (Loss)
The following table provides the balances and changes in accumulated other comprehensive income (loss) related to derivative instruments for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Accumulated other comprehensive loss beginning balance	$455	$395	$154	$1,176
Net (gains) losses recognized in AOCI - Coffee-related	2	(142)	—	(293)
Net (losses) gains recognized in earnings - Coffee-related	(231)	(26)	72	(656)
Accumulated other comprehensive loss ending balance	$226	$227	$226	$227
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
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at March 31, 2025, $240.3 thousand of net gains on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next 12 months. These recorded values are based on market prices of the commodities as of March 31, 2025.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 6. Accounts Receivable, Net

(In thousands)	March 31, 2025	June 30, 2024
Trade receivables	$22,724	$34,438
Other receivables (1)	2,424	1,419
Allowance for credit losses	(650)	(710)
Accounts receivable, net	$24,498	$35,147
__________
(1) Includes vendor rebates, transition services receivables and other non-trade receivables.
There was no material change in the allowance for credit losses during the nine months ended March 31, 2025.
Note 7. Inventories

(In thousands)	March 31, 2025	June 30, 2024
Coffee
Processed	$17,692	$22,432
Unprocessed	8,107	6,105
Total	$25,799	$28,537
Tea and culinary products
Processed	22,208	25,166
Unprocessed	39	41
Total	$22,247	$25,207
Coffee brewing equipment parts	3,206	3,486
Total inventories	$51,252	$57,230
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
Note 8. Property, Plant and Equipment

(In thousands)	March 31, 2025	June 30, 2024
Buildings and facilities	$20,671	$20,441
Machinery, vehicles and equipment	90,740	108,757
Capitalized software	9,835	9,190
Office furniture and equipment	6,548	8,486
	$127,794	$146,874
Accumulated depreciation	(99,822)	(113,790)
Land	918	918
Property, plant and equipment, net	$28,890	$34,002
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery, vehicles and equipment above are:

(In thousands)	March 31, 2025	June 30, 2024
Coffee Brewing Equipment	$54,577	$66,596
Accumulated depreciation	(31,938)	(39,941)
Coffee Brewing Equipment, net	$22,639	$26,655
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Depreciation expense in COGS	$1,750	$1,866	$5,487	$5,450
CBE Costs excl. depreciation exp	6,627	9,174	20,907	27,865
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 9. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets:

		March 31, 2025			June 30, 2024
(In thousands)	Weighted Average Amortization Period as of March 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	2.3	$33,003	$(27,942)	$5,061	$33,003	$(26,292)	$6,711
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		4,522	—	4,522	4,522	—	4,522
Total intangible assets		$37,525	$(27,942)	$9,583	$37,525	$(26,292)	$11,233
Aggregate amortization expense for the three months ended March 31, 2025 and 2024 was $0.5 million and $0.5 million, respectively. Aggregate amortization expense for the nine months ended March 31, 2025 and 2024 was $1.6 million and $1.7 million, respectively.
Note 10. Employee Benefit Plans
Single Employer Pension Plans
In the third quarter of fiscal 2025, we completed a full settlement of the “Hourly Employees' Plan” through the purchase of nonparticipating annuities and lump sum elections.
As of March 31, 2025, the Company has one defined benefit pension plan for certain employees, the "Farmer Bros. Plan". The Company froze benefit accruals and participation in this plan effective June 30, 2011. After the plan freezes, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.
During April 2025, for the Single Employer Pension Plan “Farmer Bros. Plan”, the Company performed a partial settlement related to certain participants. We are unable to determine the financial impact of the settlement as of May 8, 2025.
The net periodic benefit cost for the defined benefit pension plan is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Interest cost	$1,171	$1,204	$3,603	$3,612
Expected return on plan assets	(1,134)	(1,122)	(3,456)	(3,366)
Amortization of net loss (1)	149	207	447	620
Net periodic benefit cost	$186	$289	$594	$866
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	March 31, 2025	June 30, 2024
Discount rate	5.35%	5.05%
Expected long-term return on plan assets	7.00%	7.00%
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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Contributions to WCTPP	$354	$272	$1,046	$944
Contributions to All Other Plans	10	9	30	27

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
Effective August 1, 2024, the Company temporarily suspended the 401(k) matching program.
Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				March 31, 2025		June 30, 2024
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/26/2027	N/A	$23,300	6.78%	$23,300	7.05%
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
At March 31, 2025, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.4 million of the letters of credit sublimit. At March 31, 2025, we had $22.1 million available for borrowing under our Revolver Credit Facility.
As of March 31, 2025, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement. Furthermore, the Company believes it will be in compliance with the related financial covenants under this agreement for the next 12 months.
Note 12. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of March 31, 2025, there were 818,256 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of March 31, 2025, there were 2,919 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted, exercised, cancelled or forfeited during the nine months ended March 31, 2025.
As of March 31, 2025, there were 18,107 NQOs exercisable and outstanding with a weighted average remaining life of 1.5 years. The weighted average exercise price of NQO’s was $16.72. The NQOs have an intrinsic value of zero at March 31, 2025.
Restricted Stock
The following table summarizes restricted stock activity for the nine months ended March 31, 2025:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2024	662,661	3.72
Granted	620,000	2.19
Vested/Released	(310,328)	3.73
Cancelled/Forfeited	(37,291)	3.20
Outstanding and nonvested at March 31, 2025	935,042	2.72
The weighted average grant date fair value of RSUs granted during the quarter ended March 31, 2025 and 2024 were $2.14 and $3.67, respectively. The total grant-date fair value of restricted stock granted during the nine months ended March 31, 2025 was $1.4 million. The total fair value of awards vested during the nine months ended March 31, 2025 and 2024 were $0.6 million and $1.3 million, respectively.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

At March 31, 2025 and June 30, 2024, there was $1.7 million and $1.7 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at March 31, 2025 is expected to be recognized over the weighted average period of 1.2 years. Total compensation expense for restricted stock was $0.3 million and $0.3 million, respectively, in the three months ended March 31, 2025 and 2024. Total compensation expense for restricted stock was $1.0 million and $1.4 million, respectively, in the nine months ended March 31, 2025 and 2024.
Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the nine months ended March 31, 2025:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2024	394,576	2.95
Granted	584,741	2.20
Vested/Released	—	—
Cancelled/Forfeited	(45,000)	2.42
Outstanding and nonvested at March 31, 2025	934,317	2.51
The weighted average grant date fair value of PBRSUs granted during the quarter ended March 31, 2025 and 2024 was $2.04 and $3.40, respectively. The total grant-date fair value of PBRSU granted during the nine months ended March 31, 2025 was $1.3 million. There were no PBRSU’s vested during the nine months ended March 31, 2025. The total fair value of awards vested during the nine months ended March 31, 2024 was $0.3 million, respectively.
At March 31, 2025 and June 30, 2024, there was $1.5 million and $0.9 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at March 31, 2025 is expected to be recognized over the weighted average period of 2.3 years. Total compensation expense for PBRSUs was $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2025 and 2024. Total compensation expense for PBRSUs was $0.5 million and $0.3 million, respectively, for the nine months ended March 31, 2025 and 2024.
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
The following table summarizes CSRSU activity for the nine months ended March 31, 2025:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2024	619,327	2.94
Granted	602,000	2.13
Vested/Released	(211,673)	3.27
Cancelled/Forfeited	(35,291)	3.24
Outstanding and nonvested at March 31, 2025	974,363	2.36
There were no CRSUs granted during the quarters ended March 31, 2025 and 2024, respectively. The total grant-date fair value of CRSU granted during the nine months ended March 31, 2025 was $1.3 million. The total fair value of awards vested was $0.4 million and $0.2 million during the nine months ended March 31, 2025 and 2024, respectively.
At March 31, 2025 and June 30, 2024, there was $1.7 million and $1.6 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at March 31, 2025 is expected to be recognized over the weighted average period of 1.4 years. Total compensation expense for CSRSUs was $0.2 million and $0.2 million, respectively for the three months ended March 31, 2025 and 2024. Total compensation expense for CSRSUs was $0.6 million and $0.4 million, respectively for the nine months ended March 31, 2025 and 2024.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 13. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	March 31, 2025	June 30, 2024
Accrued workers’ compensation liabilities	$669	$481
Finance lease liabilities	126	193
Other (1)	2,476	2,323
Other current liabilities	$3,271	$2,997
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 14. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	March 31, 2025	June 30, 2024
Derivative liabilities non-current	$—	$1,505
Deferred compensation (1)	223	505
Finance lease liabilities	—	101
Other long-term liabilities	$223	$2,111
___________
(1) Includes payroll taxes and cash-settled restricted stock units liabilities.
Note 15. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Income tax (benefit) expense	$187	$0	$239	$32
Effective tax rate	(3.9)%	0%	(2.5)%	4.3%
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
Tax expense in the three months ended March 31, 2025 was $187 thousand compared to tax expense of zero in the three months ended March 31, 2024, which primarily relates to the Hourly Employees' Plan settlement. Tax expense in the nine months ended March 31, 2025 was $239 thousand compared to $32 thousand in the nine months ended March 31, 2024, which primarily relates to to the Hourly Employees' Plan settlement and state income tax.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of March 31, 2025, the Company is no longer subject to income tax audits by taxing authorities for any years prior to June 30, 2021. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
Note 16. Net (Loss) Income Per Common Share
Basic net (loss) income per common share is calculated by dividing net (loss) income attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per common share is calculated by dividing diluted net (loss) income attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, and RSUs, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period). Potentially dilutive securities include unvested RSUs and performance-based restricted stock units. For the three and nine months ended March 31, 2025, respectively, shares of the Company’s outstanding stock options were not included in the computation of diluted (loss) income per common share as their effects were anti-dilutive. For the three and nine months ended March 31, 2024, shares of the Company’s outstanding

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

stock options were not included in the computation of diluted (loss) income per common share as their effects were anti-dilutive.
The following table presents the computation of basic and diluted net earnings (loss) income per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2025	2024	2025	2024
Net (loss) income from operations available to common stockholders	$(4,976)	$(682)	$(9,769)	$717

Weighted average shares outstanding - basic	21,446,194	21,104,728	21,340,682	20,743,861
Effect of dilutive securities:
Shares issuable under RSUs and PBSRUs	—	—	—	204,468
Weighted average common shares outstanding - diluted	21,446,194	21,104,728	21,340,682	20,948,329
Net (loss) income per common share available to stockholders—basic and diluted	$(0.23)	$(0.03)	$(0.46)	$0.03
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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
(In thousands)	$	% of total	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$39,552	48.2%	$39,437	46.2%	$121,138	47.1%	$119,333	46.5%
Tea & Other Beverages (1)	22,127	27.0%	23,213	27.2%	71,200	27.7%	67,637	26.3%
Culinary	14,383	17.5%	16,176	19.0%	45,929	17.9%	49,678	19.4%
Spices	4,854	5.9%	5,268	6.2%	15,296	5.9%	16,258	6.3%
Delivery Surcharge	1,138	1.4%	1,264	1.4%	3,577	1.4%	3,792	1.5%
Net sales	$82,054	100.0%	$85,358	100.0%	$257,140	100.0%	$256,698	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of March 31, 2025. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets.
Note 18. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 19, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2024 Form 10-K. During the nine months ended March 31, 2025, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of March 31, 2025, the Company had committed to purchase green coffee inventory totaling $56.0 million under fixed-price contracts, and $11.4 million in inventory and other purchases under non-cancelable purchase orders.
Legal Proceedings
The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows. The Company had a $1.9 million legal settlement for the quarter ending December 31, 2024. In addition, the Company entered into the Settlement Agreement with Buyer effective March 27, 2025, pursuant to which the Company agreed to pay Buyer an amount equal to $0.8 million.

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
Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, severe weather; levels of consumer confidence in national and local economic business conditions; developments related to pricing cycles and volumes; the impact of labor market conditions; the increase of costs due to inflation; changes in taxes, tariffs, duties governmental laws and regulations; an economic downturn caused by any pandemic, epidemic or other disease outbreak; the success of our turnaround strategy; the impact of capital improvement projects; the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements; our ability to meet financial covenant requirements in our Credit Facility, which could impact, among other things, our liquidity; the relative effectiveness of compensation-based employee incentives in causing improvements in our performance; the capacity to meet the demands of our large national account customers; the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees; our success in adapting to technology and new commerce channels; the effect of the capital markets as well as other external factors on stockholder value; fluctuations in availability and cost of green coffee; competition; organizational changes; the effectiveness of our hedging strategies in reducing price; changes in consumer preferences; our ability to provide sustainability in ways that do not materially impair profitability; changes in the strength of the economy, including any effects from inflation; business conditions in the coffee industry and food industry in general; our continued success in attracting new customers; variances from budgeted sales mix and growth rates; weather and special or unusual events, as well as other risks described in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.
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

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	Change	% Change	2025	2024	Change	% Change
Income Statement Data:
Net sales	$82,054	$85,358	$(3,304)	(3.9)%	$257,140	$256,698	$442	0.2%
Gross margin	42.1%	40.1%	2.0%	NM	43.0%	39.4%	3.6%	NM
Operating expenses as a % of sales	46.4%	40.7%	(5.7)%	NM	45.1%	38.7%	(6.4)%	NM
(Loss) income from operations	$(3,563)	$(468)	$(3,095)	(661.3)%	$(5,374)	$1,897	$(7,271)	(383.3)%
Net (loss) income	$(4,976)	$(682)	$(4,294)	(629.6)%	$(9,769)	$717	$(10,486)	(1,462.5)%

Operating Data:
Coffee pounds	4,908	5,420	(512)	(9.4)%	15,103	16,729	(1,626)	(9.7)%
EBITDA (1)	$(1,296)	$2,836	$(4,132)	(145.7)%	$1,038	$11,758	$(10,720)	(91.2)%
EBITDA Margin (1)	(1.6)%	3.3%	(4.9)%	NM	0.4%	4.6%	(4.2)%	NM
Adjusted EBITDA (1)	$1,736	$271	$1,465	540.6%	$9,053	$2,132	$6,921	324.6%
Adjusted EBITDA Margin (1)	2.1%	0.3%	1.8%	NM	3.5%	0.8%	2.7%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	48.2%	46.2%	2.0%	4.3%	47.1%	46.5%	0.6%	1.3%
Tea & Other Beverages (2)	27.0%	27.2%	(0.2)%	(0.7)%	27.7%	26.3%	1.4%	5.3%
Culinary	17.5%	19.0%	(1.5)%	(7.9)%	17.9%	19.4%	(1.5)%	(7.7)%
Spices	5.9%	6.2%	(0.3)%	(4.8)%	5.9%	6.3%	(0.4)%	(6.3)%
Delivery Surcharge	1.4%	1.4%	—%	NM	1.4%	1.5%	(0.1)%	NM
Net sales	100.0%	100.0%	—%	NM	100.0%	100.0%	—%	NM

Other data:
Total capital expenditures	$1,990	$3,414	$1,424	41.7%	$7,352	$10,267	$2,915	28.4%
Depreciation and amortization expense	2,838	2,883	45	1.6%	8,655	8,675	20	0.2%
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

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$82,054	$85,358	$(3,304)	(3.9)%	$257,140	$256,698	$442	0.2%
Cost of goods sold	47,550	51,127	3,577	7.0%	146,480	155,571	9,091	5.8%
Gross profit	34,504	34,231	273	0.8%	110,660	101,127	9,533	9.4%
Selling expenses	27,103	28,001	898	3.2%	81,090	82,970	1,880	2.3%
General and administrative expenses	8,551	9,581	1,030	10.8%	29,337	32,066	2,729	8.5%
Net losses (gains) on disposal of assets	2,413	(2,883)	(5,296)	NM	5,607	(15,806)	(21,413)	NM
Operating expenses	38,067	34,699	(3,368)	(9.7)%	116,034	99,230	(16,804)	(16.9)%
(Loss) income from operations	(3,563)	(468)	(3,095)	NM	(5,374)	1,897	(7,271)	NM
Other (expense) income:
Interest expense	(1,930)	(1,849)	(81)	(4.4)%	(5,643)	(5,978)	335	5.6%
Other, net	704	1,635	(931)	(56.9)%	1,487	4,830	(3,343)	(69.2)%
Total other (expense) income	(1,226)	(214)	(1,012)	NM	(4,156)	(1,148)	(3,008)	NM
(Loss) income before taxes	(4,789)	(682)	(4,107)	NM	(9,530)	749	(10,279)	NM
Income tax expense	187	—	(187)	NM	239	32	(207)	NM
Net (loss) income	$(4,976)	$(682)	$(4,294)	NM	$(9,769)	$717	$(10,486)	NM
___________
NM - Not Meaningful
Three and Nine Months Ended March 31, 2025 Compared to Three and Nine Months Ended March 31, 2024
Net Sales
Net sales in the three months ended March 31, 2025 decreased $3.3 million, or 3.9%, to $82.1 million from $85.4 million in the three months ended March 31, 2024. The decrease in net sales for the three months ended March 31, 2025 was primarily due to lower volume of pounds sold offset by higher pricing compared to the prior period.
Net sales in the nine months ended March 31, 2025 increased $0.4 million, or 0.2%, to $257.1 million from $256.7 million in the nine months ended March 31, 2024. The increase in net sales for the nine months ended March 31, 2025 was primarily due to higher pricing compared to the prior period.
The following table presents the effect of changes in unit sales, and unit pricing and product mix in the nine months ended March 31, 2025 compared to the same period in the prior fiscal year (in millions):

	Three Months Ended March 31, 2025 vs. 2024	Nine Months Ended March 31, 2025 vs. 2024
Effect of change in unit sales	$(13.7)	$(33.3)
Effect of pricing and product mix changes	10.4	33.7
Total (decrease) increase in net sales	$(3.3)	$0.4
Unit sales decreased 14.4%, and average unit price increased by 12.4% in the three months ended March 31, 2025 as compared to the same period in the prior fiscal year, resulting in an decrease in our net sales of 3.9%. Average unit price increased during the three months ended March 31, 2025 primarily due to price increases.
Unit sales decreased 11.6%, and average unit price increased by 13.5% in the nine months ended March 31, 2025 as compared to the same period in the prior fiscal year, resulting in an increase in our net sales of 0.2%. Average unit price increased during the nine months ended March 31, 2025 primarily due to price increases. There were no new product category introductions which had a material impact on our net sales in the nine months ended March 31, 2025 or 2024.
Gross Profit
Gross profit increased to $34.5 million for the three months ended March 31, 2025, compared to $34.2 million for the three months ended March 31, 2024. Gross margin increased to 42.1% for the three months ended March 31, 2025 from 40.1% for the three months ended March 31, 2024. The increase in gross profit was primarily due to improved pricing compared to the same period in the prior fiscal year.
Gross profit increased to $110.7 million for the nine months ended March 31, 2025, compared to $101.1 million for the nine months ended March 31, 2024. Gross margin increased to 43.0% for the nine months ended March 31, 2025 from

39.4% for the nine months ended March 31, 2024. The increase in gross profit was primarily due to improved pricing compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended March 31, 2025, operating expenses increased $3.4 million to $38.1 million, or 46.4% of net sales, from $34.7 million, or 40.7% of net sales in the prior year period. For the three months ended March 31, 2025, there was a $2.4 million loss on disposal of assets compared to a $2.9 million gain on disposal of assets for three months ended March 31, 2024 as there were no branch sales during the nine months ended March 31, 2025. Operating expenses as a percentage of sales excluding net losses (gains) on disposal of assets was 43.5% and 44.0% for the three months ended March 31, 2025 and March 31, 2024, respectively. There was a $0.9 million decrease in selling expenses and a $1.0 million decrease in general and administrative expenses. The decrease in selling expenses during the three months ended March 31, 2025 was primarily due to compensation related cost. The decrease in general and administrative expenses during the three months ended March 31, 2025 was primarily due to a decrease in compensation and insurance related costs.
In the nine months ended March 31, 2025, operating expenses increased $16.8 million to $116.0 million, or 45.1% of net sales, from $99.2 million, or 38.7% of net sales in the prior year period. For the nine months ended March 31, 2025, there was a $5.6 million loss on disposal of assets compared to a $15.8 million gain on disposal of assets for nine months ended March 31, 2024 as there were no branch sales during the nine months ended March 31, 2025. Operating expenses as a percentage of sales excluding net losses (gains) on disposal of assets was 42.9% and 44.8% for the nine months ended March 31, 2025 and March 31, 2024, respectively. There was a $1.9 million decrease in selling expenses and a $2.7 million decrease in general and administrative expenses. The decrease in selling expenses during the nine months ended March 31, 2025 was primarily due to compensation related cost. The decrease in general and administrative expenses during the nine months ended March 31, 2025 was primarily due to a decrease in severance costs and compensation related costs.
Total Other Expense
Interest expense in the three months ended March 31, 2025 increased 4.4% to $1.9 million compared to $1.8 million in the prior year period.
Other, net was a gain of $0.7 million in the three months ended March 31, 2025 compared to $1.6 million gain in the prior year period. The $0.9 million change was primarily a result of net losses on coffee-related derivative instruments not designated as accounting hedges in the current period compared to net gains in the prior year period.
Interest expense in the nine months ended March 31, 2025 decreased $0.3 million to $5.6 million from $6.0 million in the prior year period. The decrease is primarily related to lower supplier interest expense.
Other, net was a gain of $1.5 million in the nine months ended March 31, 2025 compared to $4.8 million gain in the prior year period. The $3.3 million change was primarily related to net losses on coffee-related derivative instruments not designated as accounting hedges in the current period compared to net gains in the prior year period.
Income Taxes
In the three months ended March 31, 2025 and March 31, 2024, we recorded income tax expense of $187 thousand and an income tax expense of zero, respectively. In the nine months ended March 31, 2025 and March 31, 2024, we recorded income tax expense of $239 thousand and $32 thousand, respectively. See Note 15, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Set forth below is a reconciliation of reported net (loss) income to EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Net (loss) income	$(4,976)	$(682)	$(9,769)	$717
Income tax expense	187	—	239	32
Interest expense (1)	655	635	1,913	2,334
Depreciation and amortization expense	2,838	2,883	8,655	8,675
EBITDA	$(1,296)	$2,836	$1,038	$11,758
EBITDA Margin	(1.6)%	3.3%	0.4%	4.6%
Net (loss) income margin	(6.1)%	(0.8)%	(3.8)%	0.3%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.

Set forth below is a reconciliation of reported net (loss) income to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Net (loss) income	$(4,976)	$(682)	$(9,769)	$717
Income tax expense	187	—	239	32
Interest expense (1)	655	635	1,913	2,334
Depreciation and amortization expense	2,838	2,883	8,655	8,675
401(k) and share-based compensation expense	518	422	1,554	3,324
Net losses (gains) on disposal of assets	1,613	(2,883)	4,807	(17,020)
Loss related to sale of business (2)	800	—	800	1,214
Severance costs	101	(104)	854	2,856
Adjusted EBITDA	$1,736	$271	$9,053	$2,132
Adjusted EBITDA Margin	2.1%	0.3%	3.5%	0.8%
Net (loss) income margin	(6.1)%	(0.8)%	(3.8)%	0.3%
__________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
(2) Result related to the divestiture of Direct Ship business which includes the impact of working capital and other adjustments.
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
We operate a production facility in Portland, Oregon. We distribute our products from our Portland, Oregon production facility, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of 234 delivery routes and 97 branch warehouses as of March 31, 2025. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
We continue to monitor macroeconomic trends and uncertainties such as product cost inflation, the effects of recently implemented tariffs, and the potential impact of modified or additional tariffs, which may have adverse effects on net sales and profitability. As a result of the tariffs announced by the U.S. and potential tariff modifications or the imposition of tariffs or export controls by other countries, we anticipate increased commodity cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. Based on preliminary analysis of the potential effects of the announced tariffs, we do not expect these factors to result in a material negative effect on our net sales or profitability for the remainder of fiscal year 2025. Economic pressures on customers and suppliers, including the challenges of high inflation and the effects of increased tariffs, may negatively affect our net sales and profitability in the future.

Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				March 31, 2025		June 30, 2024
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate (1)
Revolver	Various	4/26/2027	N/A	$23,300	6.78%	$23,300	7.05%

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
The Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments. As of and through March 31, 2025, we were in compliance with all of the covenants under the Credit Facility.
The Credit Facility provides us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment and continue to execute on key strategic initiatives.
At March 31, 2025, the Company had outstanding borrowings on the Revolver Credit Facility of $23.3 million and had utilized $4.4 million of the letters of credit sublimit.
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
At March 31, 2025, we had $4.1 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. At March 31, 2025, we had $22.1 million available on our Revolver Credit Facility.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Nine Months Ended March 31,
	2025	2024
Consolidated Statements of cash flows data (in thousands)
Net cash provided by (used in) operating activities	$6,352	$(13,152)
Net cash (used in) provided by investing activities	(7,956)	13,366
Net cash (used in) provided by financing activities	(169)	66
Net (decrease) increase in cash and cash equivalents and restricted cash	$(1,773)	$280
Operating Activities
Net cash provided by operating activities during the nine months ended March 31, 2025 was $6.4 million as compared to net cash used in operating activities of $13.2 million in the nine months ended March 31, 2024, an increase in cash provided by operations of $19.5 million. The change was driven primarily from an increase in gross profit and a decrease in inventories partially offset by a decrease in accounts payable.
Investing Activities
Net cash used in investing activities during the nine months ended March 31, 2025 was $8.0 million as compared to net cash provided by investing activities of $13.4 million in the nine months ended March 31, 2024. The net change in investing activities was primarily due to a decrease of $24.7 million related to less proceeds from the sale of property, plant and equipment in the current period compared to the prior year period.

Financing Activities
Net cash used in financing activities during the nine months ended March 31, 2025 was $0.2 million as compared to net cash provided by financing activities of $0.1 million in the nine months ended March 31, 2024. The decrease of $0.2 million was primarily due to net borrowing proceeds of $0.3 million under the Credit Facility in the prior year period.
Capital Expenditures
For the nine months ended March 31, 2025 and 2024, our capital expenditures paid were $7.4 million and $10.3 million, respectively. In fiscal 2025, we anticipate paying between $9.0 million to $11.0 million in capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facility.
Depreciation and amortization expenses were $8.7 million and $8.7 million in the nine months ended March 31, 2025 and 2024, respectively.
Purchase Commitments
As of March 31, 2025, the Company had committed to purchase green coffee inventory totaling $56.0 million under fixed-price contracts, and $11.4 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of March 31, 2025, the Company had operating and finance lease payment commitments totaling $39.8 million.
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
As of March 31, 2025, the Company did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At March 31, 2025, we had outstanding borrowings on our Revolver Credit Facility of $23.3 million and had utilized $4.4 million of the letters of credit sublimit. The weighted average interest rate on our Revolver Credit Facility was 6.78%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under these Credit Facility based on the weighted average interest rate on the outstanding borrowings as of March 31, 2025:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$23,300	5.28%	$1,230
–100 basis points	$23,300	5.78%	$1,347
Unchanged	$23,300	6.78%	$1,580
+100 basis points	$23,300	7.78%	$1,813
+150 basis points	$23,300	8.28%	$1,929
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
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 18, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2024 Form 10‑K. During the nine months ended March 31, 2025, there have been no material changes to the risk factors disclosed in our 2024 Form 10‑K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.  Defaults Upon Senior Securities
None
Item 4.  Mine Safety Disclosures
Not applicable
Item 5.  Other Information
During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit No.	Description

3.1
Second Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2025 and incorporated herein by reference).

10.1
Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023 and incorporated herein by reference).

10.2
Form of Farmer Bros Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 10, 2023 and incorporated herein by reference).

10.3
Form of Severance Agreement (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).

10.4
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 2, 2022).*

10.5
Offer Letter, dated as of November 21, 2024, by and between the Company and Brian Miller (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, filed with the SEC on February 6, 2025 and incorporated herein by reference).

10.6
General Release and Separation Agreement, dated April 14, 2025, by and between the Company and Tom Bauer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2025, as amended by that certain Amendment No. 1 to Form 8-K filed with the SEC on April 16, 2025 and incorporated herein by reference).

10.7*†	Settlement Agreement and Release, effective March 27, 2025, by and between the Company and TreeHouse Foods, Inc. (filed herewith).

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
________________

†	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange commission upon its request.
*	Filed herewith
**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ John E Moore III
John E Moore III President and Chief Executive Officer (principal executive officer)
May 8, 2025

By:	/s/ Vance Ratliff Fisher
Vance Ratliff Fisher Chief Financial Officer (principal financial officer)
May 8, 2025