Form 10-K
period 2025-06-30
FARMER BROTHERS CO
filed 2025-09-11
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
Yes ☐ No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $30.4 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of September 2, 2025 the registrant had 21,592,496 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") and other documents we file with the U.S. Securities and Exchange Commission (the "SEC") contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth below in Part I, Item 1.A., Risk Factors as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, as well as those discussed elsewhere in this Form 10-K and other factors described from time to time in our filings with the SEC.
Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, severe weather, levels of consumer confidence in national and local economic business conditions; developments related to pricing cycles and volumes; the impact of labor market conditions, the increase of costs due to inflation; changes in taxes, tariffs, duties, governmental laws and regulations; an economic downturn caused by any pandemic; epidemic or other disease outbreak; the success of our turnaround strategy; the impact of capital improvement projects; the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements; our ability to meet financial covenant requirements in our Credit Facility, which could impact, among other things, our liquidity; the relative effectiveness of compensation-based employee incentives in causing improvements in our performance; the capacity to meet the demands of our large national account customers; the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans; our success in retaining and/or attracting qualified employees; our success in adapting to technology and new commerce channels; the effect of the capital markets as well as other external factors on stockholder value; fluctuations in availability and cost of green coffee; competition; organizational changes; the effectiveness of our hedging strategies in reducing price; changes in consumer preferences; our ability to provide sustainability in ways that do not materially impair profitability; changes in the strength of the economy; including any effects from inflation; business conditions in the coffee industry and food industry in general; our continued success in attracting new customers; variances from budgeted sales mix and growth rates; weather and special or unusual events, as well as other risks described in this Form 10-K and other factors described from time to time in our filings with the SEC.
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
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “us,” “our” or “Farmer Bros.”), is a leading coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea and other allied products. We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. With a robust product line, including organic, Direct Trade, Project D.I.R.E.C.T.®, Fair Trade CertifiedTM® and other sustainably-produced coffees, iced and hot teas, cappuccino, spices, and baking/biscuit mixes, among others, we offer not only a breadth of high-quality products to our customers but also a comprehensive approach by providing value added services such as market insight, beverage planning, and equipment placement and service. Our principal office and product development lab is located in Fort Worth, Texas ("Fort Worth facility"). We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
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
Our owned brand products are sold primarily into the foodservice channel. Our primary brands include Farmer Brothers®, Sum>One, Metropolitan™, China Mist® and Boyds®. Our Artisan coffee products include Direct Trade, Project D.I.R.E.C.T.®, Fair Trade Certified™®, Rainforest Alliance Certified™, organic and proprietary blends. We sell whole bean and roast and ground flavored and unflavored coffee products under the Cain's™ and Boyds® brands and iced and hot teas under the China Mist® brand through foodservice distributors at retail. Our roast and ground coffee products are primarily sold in traditional packaging, including bags and fractional packages, as well as single-serve packaging. Our tea products are sold in traditional tea bags and sachets, as well as single-serve tea pods and capsules. Our fiscal year ends on June 30, and our discussion is as of and for the fiscal years ended June 30, 2025 ("fiscal 2025") and June 30, 2024 ("fiscal 2024"). See Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations included in Part II, Item 7 of this Form 10-K.
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
In order to achieve our mission, increase cash optimization, and improve margins, we have grown existing capabilities and continue to develop new capabilities to deliver value to our customers. More recently, we have undertaken initiatives such as, but not limited to, the following:
•Executing Manufacturing and Network Optimization. We continue to develop and execute manufacturing network optimization. We utilize our Portland, Oregon, facility and separate distribution centers, including our Rialto, California distribution center, to improve production efficiencies and balance volume across our manufacturing and distribution networks to facilitate sustainable long-term growth. We execute branch and route rationalization, optimize product offerings through SKU rationalization, individualize customer delivery methods, and enhance inventory management, which improves our cost structure without sacrificing service to our customers.
•Leveraging our Direct-Store-Delivery Network for growth. The Company's nationwide direct-store-delivery ("DSD") network is central to our operational framework, and we are continuously working on enhancements to drive profitability, ensure customer retention and utilize our national reach to improve inventory management across our network. Such enhancements include optimizing the management of the route network to focus on business development, higher profitable sales and customer penetration; while utilizing key performance indicators to create better focus, accountability and alignment toward business objectives. Additionally, we are focused on building partnerships that utilize our current distribution capabilities to expose us to industry and product innovation.
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
•Service Excellence in Revive Service & Restoration ("Revive"). We continue to have one of the largest coffee service networks in the industry and are able to install, repair, and refurbish commercial brewing equipment. We are focused on continually improving time-to-install, time-to-repair and restoration of equipment. We have built relationships with leading equipment manufacturers and are invested in training our team on the latest equipment offerings to enhance our service capabilities and ability to add value.
•Enhance Processes and Systems. We are implementing IT applications which we expect will enhance our supply chain optimization and flexibility. Additionally, we continue to invest in and improve other IT capabilities to provide back-office support which will enable enhanced customer analytics, better product targeting and pricing, and create a more robust demand and supply process.
We differentiate ourselves in the marketplace by providing coffee, tea, and culinary expertise, service excellence, and equipment program support. We tailor solutions to our customers' needs, helping them deliver a positive experience for their own customers, including by:
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
•Providing DSD service where our trained Route Sales Representatives ("RSR") order product to keep our customers inventory in-stock, merchandises the beverage station, rotates products, cleans and inspects equipment on-site, and performs “cup quality checks,” all to ensure a positive experience for the consumer. Our services provided to DSD customers are conducted primarily in person through our RSRs, who develop business relationships with chefs, restaurant owners and food buyers at their delivery locations; and
•Providing comprehensive coffee programs to our key account customers, including private brand development, green coffee procurement, hedging, category management, sustainable sourcing, limited time specialty products, packaging design and supply chain management.
Industry and Market Leadership
We have made the following investments in an effort to ensure we are well-positioned within the industry to take advantage of category trends, industry insights, and general coffee, tea and allied product knowledge to grow our business:
•Coffee Industry Leadership. Through our dedication to the craft of sourcing, blending and roasting coffee, and our participation with the Specialty Coffee Association, National Coffee Association, Coffee Quality Institute, International Women's Coffee Alliance, Alliance for Coffee Excellence, Global Coffee Platform and Pacific Coast Coffee Association, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry, large retail and foodservice operators are drawn to working with us.
•Market Insight and Consumer Research. We have internally developed a market insight capability that reinforces our business-to-business positioning as a thought leader in the coffee, tea and food service industries. We invest in proprietary consumer and customer segmentation studies and provide trend insights and product development support that helps our customers create winning products and integrated marketing strategies. We are focused on understanding key demographic groups and their attitudes and behaviors to better position the Company as a consumer brand at retail and meet the market needs of all our customers.
Sustainability Leadership
•Sustainability. We believe that our collective efforts in measuring our social and environmental impact, creating programs for waste, water and energy reduction, promoting partnerships in our supply chain that aim at supply chain stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee and tea programs that include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions.
•Project D.I.R.E.C.T.® Program. In fiscal 2025, we continued to utilize our direct trade sourcing model, Project D.I.R.E.C.T.®. This program involves direct long-term partnerships with coffee growing communities based on principles of sustainability, transparent pricing and consumer education. This model is an impact-based product or raw material sourcing framework that utilizes data-based sustainability metrics to influence an inclusive, collaborative approach to sustainability along the supply chain. To evaluate whether coffee is Project D.I.R.E.C.T.®, we follow an outcome-based evaluation framework verified as responsibly sourced through Enveritas. The result of this evaluation impacts where we invest our resources within our supply chain and has led to an increased level of transparency for us. Overall, Project D.I.R.E.C.T.® builds community partnerships for decision making, training, and reporting that benefits all members of the coffee supply chain.
•Green Coffee Traceability. We are committed to the inclusion of more sustainably-sourced coffees in our supply chain. Regulatory and reputational risks can increase when customers, roasters and suppliers cannot see back into their supply chain. To address these concerns, as well as to deepen our commitment to the longevity of the coffee industry, we track traceability levels from all green coffee suppliers on a per-contract basis. We believe this helps us bring transparency to our supply chain, rank our suppliers, and also to identify opportunities to select trusted providers, cooperatives, mills, exporters, and other suppliers, when offering sustainable coffees to our customers. It also helps us deepen our understanding of greenhouse gas emissions generated upstream in our supply chain. We have joined the Global Coffee platform to continue to be part of the global industry and driving responsible sourcing standards forward globally.
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
Charitable Activities
We view charitable involvement as a part of our corporate responsibility and sustainability model. We support the communities where our customers, team members, businesses, and suppliers call home, with an emphasis on providing and supporting supply chain stability and a focus on food security.
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
Human Capital
On June 30, 2025, we employed approximately 865 employees, 198 of whom are subject to collective bargaining agreements expiring on or before January 31, 2028.
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
We purchase green coffee beans from multiple coffee regions around the world. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers, including Direct Trade and Fair Trade Certified™® sources and Rainforest Alliance Certified™ farms. Fair Trade Certified™® provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products through arrangements with cooperatives. Direct Trade products provide similar assurance except that the arrangements are provided directly to individual coffee growers instead of to cooperatives, providing these farmers with price premiums and dedicated technical assistance to improve farm conditions and increase both quality and productivity of sustainable coffee crops at the individual farm level. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements, vendor agreements and derivative instruments, as further explained in Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
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
Distribution
We operate production and distribution facilities in Portland, Oregon. Distribution takes place out of the Portland facility, as well as separate distribution centers in Northlake, Illinois; Rialto, California; and Moonachie, New Jersey. Our products reach our customers primarily through our nationwide DSD network of over 200 delivery routes and over 90 storage locations as of June 30, 2025. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on third-party logistics service providers ("3PL") for our long-haul distribution. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply. We also sell coffee and tea products directly to consumers through our websites and sell certain products at retail and through foodservice distributors.
Customers
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers and large national account customers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as retail with private brand and consumer-branded coffee and tea products, foodservice distributors, and consumers through e-commerce. During fiscal 2025, our top five customers accounted for approximately 3% of our net sales.
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
We believe our longevity, product quality and offerings, national distribution and equipment service network, industry and sustainability leadership, market insight, comprehensive approach to customer relationship management, and superior customer service are the major factors that differentiate us from our competitors. We believe we compete well when these factors are valued by our customers, and we are less effective when only price matters. Our customer base is price sensitive, and we are often faced with price competition.
Regulatory Environment
The conduct of our businesses, including, among other things, the production, storage, distribution, sale, labeling, quality and safety of our products, and occupational safety and health practices, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. Our facilities are subject to various laws and regulations regarding the release of material into the environment and the protection of the environment in other ways. We are not a party to any material legal proceedings arising under these regulations except as described in Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10‑K. For additional information, see "Risk Factors" under the sub-captions "Risks Related to Our Business and Industry" and "Risks Related to Governance, Regulatory, Legislative and Legal Matters."
Other
The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. We have no material revenues from foreign operations or long-lived assets located in foreign countries.
Available Information
Our Internet website address is http://www.farmerbros.com, where we make available, free of charge, through a link maintained on our website under the heading “Investor Relations—SEC Filings,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including amendments thereto, proxy statements and annual reports to stockholders, and from time to time, other documents, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, these reports and the other documents we file with the

SEC are available at a website maintained by the SEC at http://www.sec.gov. Copies of our Corporate Governance Guidelines, the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Conduct and Ethics and our Second Amended and Restated Bylaws can also be found on our website.

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
Risks Related to our Business and Industry
Disruptions in the worldwide economy, including an economic recession, downturn periods of rising or high inflation, rising interest rates, or economic uncertainty in our key markets may adversely affect customer and consumer spending, as well as demand for our products, which could adversely affect our business, results of operations and financial condition.
Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, interest rates, consumer spending rates, energy availability and costs, the negative impacts caused by public health crises, such as global health pandemics, as well as the potential impacts of geopolitical uncertainties, and the effect of governmental initiatives to manage economic conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Most of our products are purchased by our customers based on end-user demand from consumers. Some of the factors that may influence consumer spending include general economic conditions, high levels of unemployment, health crises, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, inflationary pressure, tax rates, and general uncertainty regarding the overall future economic environment.
Political environments may create uncertainty with respect to, and could result in additional changes in, legislation, regulation, international relations and government policy, or could result in possible civil unrest or other disturbances. For example, the current U.S. presidential administration announced the implementation of significant new tariffs on foreign imported goods, certain of which recently went into effect. In response to the U.S. tariffs, various jurisdictions, including China, Canada and the EU, have announced plans for their own tariffs on American products. If such increased or additional tariffs or other restrictions, quotas, embargoes, or safeguards are placed on goods imported into the United States, or any related counter-measures are taken by other countries, we may have to raise our prices or increase inventory levels, or find new sources of supply for raw materials (including green coffee) that we import. There is no assurance that we would be able to pass on any cost increases, in full or at all, any of which could materially affect our revenue, gross margin and results of operations.
We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or raw materials used in our products (including green coffee) imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending and negatively affect demand for our products.
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
From time to time, there may be changes to our executive leadership team and senior management for various reasons, including as a result of the hiring, departure or realignment of key personnel. Such changes may adversely impact our operations, programs, growth, financial condition and results of operations. Over the past few years, we had several changes to our executive leadership team and senior management as a result of organizational changes, including the transition of our chief executive officer and our chief financial officer and the departure of our former chief human resources officer and chief field operations officer. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. If we are unable to successfully manage changes to our executive leadership team and senior management, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.
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
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Our ability to acquire a consistent supply of green coffee at prices sufficient to meet our needs, similar to any agricultural commodity, may be impacted by, among other things, climate change, weather, natural disasters, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, an increase in green coffee purchased and sold on a negotiated basis rather than directly on commodity markets in response to higher production costs relative to “C” market prices, speculative trading in coffee commodities, political and economic conditions or uncertainty, labor actions and shortages, foreign currency fluctuations, inflation, armed conflict in coffee producing nations, acts of terrorism, global health pandemics or other disease outbreaks, government actions and trade barriers or tariffs, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by restricting coffee supplies.
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
Concerns over climate change also may result in more regional, federal, foreign and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy and resource efficiency, we may experience significant increases in our manufacturing and distribution costs. In particular, increasing regulation of fuel emissions could substantially increase the supply chain and distribution costs associated with our products. As a result, climate change or concerns over climate change could negatively affect our business and operations.
Increased severe weather conditions may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain.
There is a concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere may have caused and may continue to cause significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather events. Severe weather conditions are dramatically affecting coffee growing countries. The wet and dry seasons are becoming unpredictable in timing and duration, causing improper development of the coffee cherries. Decreased agricultural productivity in certain regions as a result of changing weather patterns may affect the quality, limit the availability or increase the cost of key agricultural commodities, which are important ingredients for our products. Our customers have experienced storm-related damages and we have experienced disruptions to our operations in the recent past related to both winter storms as well as heavy rainfall and flooding. Increased frequency or duration of extreme weather conditions could damage our and our customers' facilities, impair our production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
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
We may explore sales of our assets, and such divestitures may introduce significant risks and uncertainties.
We may engage in divestitures in the future. Divestitures involve significant risks and uncertainties that could adversely affect our business, consolidated financial position and consolidated results of operations. These include, among others, the inability to find buyers or complete transactions on favorable terms, disruption to our business and/or diversion of management attention from other business concerns. Significant time and expenses have been and could in the future be incurred to divest the assets described above, which may adversely affect operations as dispositions have required and may in the future require our continued financial involvement, such as through transition service agreements, guarantees, and indemnities or other current or contingent financial obligations and liabilities.
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
At June 30, 2025, we had approximately $124.2 million in federal net operating loss carryforwards that will begin to expire in the tax year ending June 30, 2030 and $157.5 million in state net operating loss carryforwards that begin to expire in the tax year ending June 30, 2025. Net operating losses of $74.0 million in federal and $8.8 million of state are indefinite lived and will not expire. If an ownership change as defined in Section 382 of the Internal Revenue Code (the "Code"), occurs with respect to our capital stock, our ability to use net operating losses ("NOLs") to offset taxable income would be subject to certain limitations. Generally, an ownership change occurs under Section 382 of the Code if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock over a rolling three-year period. If an ownership change occurs, our ability to use NOLs to reduce taxable net income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. If an ownership change were to occur, use of our NOLs to reduce payments of federal taxable net income may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code and limit our ability to use NOLs to offset taxable income.
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
Acquisitions are based on certain target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining the acquisition price. After consummation of an acquisition, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We perform an asset impairment analysis on an annual basis or whenever events occur that may indicate possible existence of impairment. Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions, loss of or significant decline in sales to customers included in valuation of the intangible asset, changes in our imputed cost of capital, and declines in our market capitalization, among other things, could result in impairment of our intangible assets and adversely affect our operating results. There were no intangible asset impairments during fiscal 2025 and fiscal 2024.
Our business could be negatively impacted by corporate citizenship and sustainability matters.
There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. This increased focus on sustainability may result in new laws, regulations and requirements that could cause disruptions in or increased costs associated with developing, manufacturing and distributing our products. We could also lose revenue if our consumers change brands, our customers refuse to buy our products, or investors choose not to invest in our common stock if we do not meet their environmental, social and governance, or ESG, and sustainability expectations.
Further, the evolving legal and regulatory landscape and increased stakeholder focus on ESG and related matters has resulted in, and may continue to result in, increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. This rapidly changing environment may result in increased general and administrative expenses. There has also been a recent increase in litigation and investor activism surrounding ESG practices and related disclosures. For example, there has been recent focus by regulators, investors and other stakeholders on greenwashing and sustainability-related claims. There can be no assurance that we will not be subject to allegations or claims with respect to ESG issues or our sustainability goals and objectives.

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
We maintain a senior secured credit facility composed of a revolver credit facility (the "Revolver Credit Facility" or the "Credit Facility") and a term credit facility agreement (the “Term Credit Facility”) (See discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Financial Condition below for additional details). The Credit Facility was subsequently amended on December 20, 2021, August 8, 2022, August 31, 2022, June 30, 2023 and December 4, 2023. At June 30, 2025, we had outstanding borrowings of $14.3 million and utilized $4.7 million of the letters of credit sublimit under the Credit Facility, and had $32.6 million of availability under our Credit Facility. We may incur significant indebtedness in the future, including through additional borrowings under the Credit Facility, through the issuance of debt securities, or otherwise.
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
The Credit Facility contains certain customary affirmative and negative covenants and restrictions that, among other things, require us to satisfy certain financial covenants and restricts our and our subsidiaries' ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments.
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
Inflation can adversely affect us by increasing the costs of raw materials, labor, and other costs required to operate and grow our business. Many of the markets in which we sell our products are experiencing high and rising levels of inflation, which may depress consumer demand for our products and reduce our profitability if we are unable to raise prices enough to keep up with increases in our costs. Inflationary pressures have resulted in increases in the cost of certain raw materials, and other supplies necessary for the production of our products, and such increases may continue to impact us in the future and expose us to risks associated with significant levels of cost inflation. If we are unable to increase our prices to offset the effects of inflation, our business, operating results, and financial condition could be materially and adversely affected.
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
Further, certain provisions of our organizational documents have provisions eliminating the ability of stockholders to take action by written consent, and provisions limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of our common stock. In addition, our organizational documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits Delaware corporations from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control or management.
Volatility in the equity markets or interest rate fluctuations could substantially increase our pension funding requirements and negatively impact our financial position.
As of June 30, 2025, the projected benefit obligation under our employer defined benefit pension plan exceeded the fair value of plan assets. The difference between the projected benefit obligation and the fair value of plan assets, or the funded status of the plan, significantly affects the net periodic benefit cost and ongoing funding requirements of the plan. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require payments to the Pension Benefit Guaranty Corporation. In addition, facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit pension plan, and the cost of such liabilities may be significant or may compromise our ability to close facilities or otherwise conduct cost reduction initiatives on time and within budget. A significant increase in future funding requirements could have a negative impact on our financial condition and results of operations.
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
Board of Directors
Our Board of Directors (the "Board") oversees our Enterprise Risk Management program, and cybersecurity risks are monitored as a part of the broader program. Our Board has primary responsibility to oversee risks from cybersecurity threats and has designated a specific director, who possesses significant experience in information technology as a special liaison (the “Technology Liaison”) between management and the Board of Directors. The Board as a whole, or through the Technology Liaison, regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our Technology Liaison receives quarterly updates from the Director of Infrastructure and Security and the Vice President of Information Technology relating to significant risks, cyber incidents, key performance indicators measuring the effectiveness of the Company’s cybersecurity risk program and other relevant matters. The Technology Liaison regularly briefs the Board on these updates, and the Board also receives periodic briefings on cybersecurity risk as part of the Company’s broader Enterprise Risk Management program. These risks, including current and emerging risks, are regularly evaluated by the Technology Liaison and the Board. In addition to the regular updates to the Technology Liaison, we have protocols by which certain cybersecurity incidents and threats are escalated within the Company and, where appropriate, reported in a timely manner to the Board and Technology Liaison.

Item 2.	Properties
Our production and distribution facilities as of June 30, 2025 are as follows:

Location	Approximate Area (Square Feet)	Purpose	Status
Fort Worth, TX	25,000	Corporate headquarters and product development lab	Leased
Portland, OR	220,000	Manufacturing and distribution, product development lab	Leased
Oklahoma City, OK	81,105	Equipment repair center	Leased
Rialto, CA	156,586	Distribution and warehouse	Leased
Northlake, IL	89,837	Distribution and warehouse	Leased
Moonachie, NJ	41,404	Distribution and warehouse	Leased
As of June 30, 2025, we stage our products in over 90 storage locations throughout the contiguous United States. These branch warehouses and our distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our stand-alone branch warehouses vary in size from approximately 1,000 to 25,000 square feet.
Approximately 86% of our facilities are leased with a variety of expiration dates within the range of 2025 through 2032.
We calculate our utilization for all of our coffee roasting facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, five days per week), in each case, based on our current product mix. Utilization rates for our coffee roasting facilities were approximately 43% and 67% during fiscal 2025 and 2024, respectively.
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
Holders
As of September 2, 2025, there were approximately 176 shareholders of record of common stock. This does not include persons whose common stock is in nominee or “street name” accounts through brokers.
Dividends
We have not recently declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to pay cash dividends in the foreseeable future.
Purchases of Equity Securities
Neither we, nor any affiliated purchaser, purchased any of our equity securities during the quarter ended June 30, 2025.
Sale of Unregistered Securities
We did not sell unregistered securities during fiscal 2025.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for fiscal 2025 and fiscal 2024 are not necessarily indicative of the results that may be expected for any future period. This discussion, which presents our results for fiscal 2025 and fiscal 2024, should be read in conjunction with our Consolidated Financial Statements and the accompanying notes and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K, filed with the SEC on September 12, 2024, as amended by that certain Amendment No. 1 to Form 10-K, filed with the SEC on October 25, 2024, which provides additional information on our results for fiscal 2024.
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
We operate a production and distribution facility in Portland, Oregon. We distribute our products from our Portland, Oregon production facility, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of over 200 delivery routes and over 90 storage locations as of June 30, 2025. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Summary Overview of Fiscal 2025 Results
Net sales in fiscal 2025 increased $1.2 million, or 0.3%, to $342.3 million from $341.1 million in fiscal 2024. The increase in net sales was primarily due to higher pricing compared to prior periods, partially offset by a decline in sales volume.
During fiscal 2025, we experienced higher gross margins compared to fiscal 2024. Overall, gross margins increased by 4.2% to 43.5% in fiscal 2025 from 39.3% in fiscal 2024. The improvement in gross margins was a result of price increases implemented across our network.
Operating expenses increased by $14.2 million in fiscal 2025 over the prior year period due to a $20.2 million decrease in gain on sale of assets from the sale of branch properties and other assets compared to prior year offset by a $3.6 million decrease in selling expenses and a $2.4 million decrease in general and administrative expenses . The decrease in selling expenses during fiscal 2025 was primarily due to decreased spend on facility and healthcare benefits, partially offset by an increase in rent related expenses. The decrease in general and administrative expenses during fiscal 2025 was primarily due to a decrease in consulting related costs and rent.
Our capital expenditures for fiscal 2025 were $9.6 million as compared to $13.8 million in fiscal 2024, a decrease of $4.3 million. This was driven by a decrease in coffee brewing equipment spend.
As of June 30, 2025, the outstanding debt on our Revolver Credit Facility was $14.3 million, a decrease of $9.0 million since June 30, 2024. Our cash increased by $1.0 million to $7.0 million as of June 30, 2025, compared to $6.0 million as of June 30, 2024.

Financial Data Highlights (in thousands, except per share data and percentages)

	For The Years Ended June 30,		2025 vs 2024
	2025	2024	Favorable (Unfavorable)
			Change	% Change
Income Statement Data:
Net sales	$342,281	$341,094	$1,187	0.3%
Gross margin	43.5%	39.3%	4.2%	10.7%
Operating expenses as a % of sales	43.9%	39.9%	(4.0)%	(10.0)%
Net loss	$(14,516)	$(3,875)	$(10,641)	NM
Net loss available to common stockholders per common share—basic and diluted	$(0.68)	$(0.19)	$(0.49)	NM
Operating Data:
Coffee pounds	19,984	22,169	(2,185)	(9.9)%
EBITDA(1)	$(381)	$10,718	$(11,099)	(103.6)%
EBITDA Margin(1)	(0.1)%	3.1%	(3.2)%	NM
Adjusted EBITDA(1)	$14,832	$558	$14,274	NM
Adjusted EBITDA Margin(1)	4.3%	0.2%	4.1%	NM
Percentage of Total Net Sales By Product Category
Coffee (Roasted)	48.1%	46.4%	1.7%	3.7%
Tea & Other Beverages (2)	27.0%	26.4%	0.6%	2.3%
Culinary	17.6%	19.3%	(1.7)%	(8.8)%
Spices	6.0%	6.4%	(0.4)%	(6.3)%
Delivery Surcharge	1.3%	1.5%	(0.2)%	NM
Net sales	100.0%	100.0%
Other data:
Total capital expenditures	9,591	13,843	4,252	30.7%
Depreciation & amortization expense	11,448	11,588	140	1.2%
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
•Fluctuations in Green Coffee Prices. Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations and regulatory changes such as tariffs. The price and availability of green coffee directly impacts our results of operations. For additional details, see Risk Factors in Part I, Item 1A of this Form 10-K.
•Coffee Sourcing and Hedging Strategy. We are exposed to market risk of losses due to changes in coffee commodity prices. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through strategic vendor pricing and derivative instruments when appropriate. The impact of derivative instruments is further explained in Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Form 10‑K.
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
Results of Operations
The following table sets forth information regarding our consolidated results of operations for fiscal 2025 and fiscal 2024.

	For the Years Ended June 30,		2025 vs 2024
	2025	2024	Favorable (Unfavorable)
			Change	% Change
Net sales	$342,281	$341,094	$1,187	0.3%
Cost of goods sold	193,371	207,201	13,830	6.7%
Gross profit	148,910	133,893	15,017	11.2%
Selling expenses	107,749	111,371	3,622	3.3%
General and administrative expenses	39,275	41,649	2,374	5.7%
Net losses (gains) on disposal of assets	3,347	(16,877)	(20,224)	NM
Operating expenses	150,371	136,143	(14,228)	(10.5)%
Loss from operations	(1,461)	(2,250)	789	35.1%
Other (expense) income:
Interest expense	(7,480)	(7,835)	355	4.5%
Pension settlement charge	(7,726)	—	(7,726)	—%
Other, net	2,267	6,224	(3,957)	NM
Total other expense	(12,939)	(1,611)	(11,328)	(703.2)%
Loss from operations before taxes	(14,400)	(3,861)	(10,539)	(273.0)%
Income tax expense	116	14	(102)	(728.6)%
Net loss	$(14,516)	$(3,875)	$(10,641)	(274.6)%
_____________
NM - Not Meaningful
Fiscal 2025 and Fiscal 2024
Net Sales
Net sales in fiscal 2025 increased $1.2 million, or 0.3%, to $342.3 million from $341.1 million in fiscal 2024. The increase in net sales was primarily due to higher pricing compared to prior periods, partially offset by a decline in sales volume. On our sales, average unit price increased due to the increase in pricing.
The following table presents the effect of changes in unit sales, unit pricing and product mix for fiscal 2025 compared to fiscal 2024 (in millions):
Units Sold and Pricing

	For Year Ended June 30, 2025 vs 2024	% of Total Mix Change
Effect of change in unit sales	(47.4)	(4.0)%
Effect of pricing and product mix changes	48.6	4.0%
Total increase in net sales	1.2	—%
Unit sales decreased 12.3% and average unit price increased by 14.5% in fiscal 2025 as compared to the same prior year period, resulting in a net increase in net sales of 0.3%. Average unit price increased during fiscal 2025 due to a mix of products sold, along with price increases implemented during fiscal 2025. There were no new product category introductions in fiscal 2025 or fiscal 2024 which had a material impact on our net sales.
Gross Profit
Gross profit in fiscal 2025 increased $15.0 million, or 11.2%, to $148.9 million from $133.9 million in fiscal 2024. Gross margin increased by 4.2% to 43.5% in fiscal 2025 from 39.3% in fiscal 2024. The increase in gross profit in fiscal 2025 was primarily driven by improved pricing.
Operating Expenses
In fiscal 2025, operating expenses increased by $14.3 million, or 10.5%, to $150.4 million, from $136.1 million, in fiscal 2024. The change was primarily due to a $3.6 million decrease in selling expenses and a $2.4 million decrease in general and administrative expenses. Net loss from disposal of assets was $3.3 million in fiscal 2025 compared to a net gain from disposal of assets of $16.9 million in fiscal 2024
The decrease in selling expenses during fiscal 2025 was primarily due to decreased spend on facility and healthcare benefits, partially offset by an increase in rent related expenses. The decrease in general and administrative expenses during fiscal 2025 was primarily due to a decrease in consulting related costs and rent.
Total Other Income (Expense)
Total other income (expense) in fiscal 2025 was $12.9 million of expense compared to $1.6 million of expense in fiscal 2024. The change in total other income (expense) in fiscal 2025 was primarily a result of a charges related to pension settlement and losses from coffee-related derivative instruments in fiscal 2025.
Interest expense in fiscal 2025 decreased $0.4 million to $7.5 million from $7.8 million in the prior year period. The decrease in interest expense in fiscal 2025 was principally due to lower supplier interest expense.
In fiscal 2025, Other, net decreased by $3.9 million to a $2.3 million gain compared to a $6.2 million gain in fiscal 2024. The decrease in Other, net, was primarily a result of mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges during fiscal 2024.
Income Taxes
In fiscal 2025, we recorded income tax expense of $0.1 million as compared to income tax expense of $14.0 thousand in fiscal 2024. The income tax expense primarily relates to the Hourly Employees' Plan and Death Benefit settlement and state income tax.
Non-GAAP Financial Measures
In addition to net loss determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net loss operations excluding the impact of:
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
•pension settlement charge;
•strategic initiatives; and
•loss related to sale of business.
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
Set forth below is a reconciliation of net loss to EBITDA (non-GAAP):

	For the Year Ended June 30,
(In thousands)	2025	2024
Net loss	$(14,516)	$(3,875)
Income tax expense	116	14
Interest expense (1)	2,571	2,991
Depreciation and amortization expense	11,448	11,588
EBITDA	$(381)	$10,718
EBITDA Margin	(0.1)%	3.1%
____________
(1)Excludes interest expense related to pension plans and postretirement benefits.
Set forth below is a reconciliation of net loss to Adjusted EBITDA (non-GAAP):

	Year Ended June 30,
(In thousands)	2025	2024
Net loss	$(14,516)	$(3,875)
Income tax expense	116	14
Interest expense (1)	2,571	2,991
Depreciation and amortization expense	11,448	11,588
401(k) and share-based compensation expense	1,999	3,762
Net losses (gains) on disposal of assets	2,547	(18,091)
Pension settlement charge	7,726	—
Loss related to sale of business (2)	800	1,214
Severance costs	1,882	2,955
Strategic initiative costs (3)	259	—
Adjusted EBITDA	$14,832	$558
Adjusted EBITDA Margin	4.3%	0.2%
________
(1)Excludes interest expense related to pension plans and postretirement benefits.
(2)Result related to the divestiture of Direct Ship business which includes the impact of working capital and other adjustments.
(3)Cost related to Strategic Initiative of the Company
Liquidity, Capital Resources and Financial Condition
The following table summarizes the Company’s debt obligations, excluding unamortized deferred debt financing costs:

				June 30, 2025		June 30, 2024
(In thousands)	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	various	4/26/2027	N/A	$14,300	6.48%	$23,300	7.05%
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
The Credit Facility contain customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments. As of and through June 30, 2025, we were in compliance with all of the covenants under the Credit Facility.
The Credit Facility provides us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment and continue to execute on key strategic initiatives.
At June 30, 2025, we had outstanding borrowings of $14.3 million and utilized $4.7 million of the letters of credit sublimit under the Credit Facility, and had $32.6 million of availability under our Credit Facility.
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
At June 30, 2025, we had $6.8 million of unrestricted cash and cash equivalents. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity. An economic downturn may also cause substantial changes in consumer behavior and demand for our products, adversely affecting results of operations and our financial position, some of which we may not be able to predict with certainty.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	For the Years Ended June 30,
	2025	2024
Consolidated Statements of cash flows data (in thousands)
Net cash provided by (used in) operating activities	$16,097	(14,147)
Net cash (used in) provided by investing activities	(5,902)	14,723
Net cash (used in) provided by financing activities	(9,226)	10
Net increase in cash and cash equivalents	$969	$586
Operating Activities
Net cash provided by operating activities in fiscal 2025 increased $30.2 million as compared to fiscal 2024. The change was driven by a decrease in inventory and increased margin percentage in fiscal 2025.
Investing Activities
Net cash used in investing activities during fiscal 2025 was $5.9 million as compared to net cash provided by investing activities of $14.7 million during fiscal 2024. In fiscal 2025, proceeds from sale of assets was $4.5 million offset by capital expenditures of $9.6 million. In fiscal 2024, proceeds from sale of assets was $29.8 million offset by capital expenditures of $13.8 million.
Financing Activities
Net cash used in financing activities during fiscal 2025 was $9.2 million as compared to $10.0 thousand of cash provided by financing activities during fiscal 2024. The Revolver Credit Facility decreased to $14.3 million as of June 30, 2024 with $9.0 million of net paydowns on the Revolver Credit Facility in fiscal 2025.
Capital Expenditures
For fiscal 2025 and fiscal 2024 our capital expenditures paid were $9.6 million and $13.8 million, respectively. In fiscal 2026, we anticipate capital expenditures will be between $9.0 million and $11.0 million. We expect to finance these expenditures through cash flows from operations and borrowings under our Revolver Credit Facility.
Depreciation and amortization expense was $11.4 million and $11.6 million in fiscal 2025 and 2024, respectively.
Settlement Agreement
On June 30, 2023, the Company completed its previously announced sale of certain assets related to its direct ship and private label business, including its production facility and corporate office building in Northlake, Texas (the “Sale”), pursuant to that certain Asset Purchase Agreement, dated as of June 6, 2023, by and between the Company and TreeHouse Foods, Inc. (the “Buyer”), as amended by that certain Amendment to Asset Purchase Agreement, dated June 30, 2023. The Company and the Buyer executed a Settlement Agreement and Release (the “Settlement Agreement”) related to the Asset Purchase Agreement, effective March 27, 2025, pursuant to which the Company agreed to pay Buyer an amount equal to $0.8 million.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2025 or June 30, 2024.
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
We utilize derivative instruments to reduce the impact of changing green coffee commodity prices. We purchase over-the-counter coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Notwithstanding this customer direction, pursuant to Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” we are considered the owner of these derivative instruments and, therefore, we are required to account for them as such. In the event the customer fails to purchase the products associated with the underlying derivative instruments for which the price has been locked-in on behalf of the customer, we expect that such derivative instruments will be assigned to, and assumed by, the customer in accordance with contractual terms or, in the absence of such terms, in accordance with standard industry custom and practice. In the event the customer fails to assume such derivative instruments, we will remain obligated on the derivative instruments at settlement. We generally settle derivative instruments to coincide with the receipt of the purchased green coffee or apply the derivative instruments to purchase orders effectively fixing the cost of in-bound green coffee purchases. We do not purchase any derivative instruments to hedge cost fluctuations of any commodities other than green coffee.
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
The following table illustrates the sensitivity to a change in certain assumptions for the Farmer Bros. pension plan, holding all other assumptions constant:

($ in thousands)	Effect on 2024 Net Periodic Benefit Cost	Effect on June 30, 2024 PBO
50 basis points decrease in discount rate	$(49)	$2,656
50 basis points increase in discount rate	$43	$(2,438)
50 basis points decrease in expected rate of return on assets	$213	N/A
50 basis points increase in expected rate of return on assets	$(213)	N/A
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
As of June 30, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures are effective.
Management's Report on Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting pursuant to Rules 13a-15(d) or 15d-15(d) promulgated under the Exchange Act during our fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2025.

Item 9B.	Other Information
During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2025 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated in this Form 10-K by reference.

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
(a)List of Financial Statements and Financial Statement Schedules:
1. Financial Statements included in Part II, Item 8 of this Form 10-K:

Consolidated Balance Sheets as of June 30, 2025 and 2024.

Consolidated Statements of Operations for the Years Ended June 30, 2025 and 2024.

Consolidated Statements of Comprehensive Loss for the Years Ended June 30, 2025 and 2024.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2025 and 2024.

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2025 and 2024.

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

Exhibit No.	Description
10.30
Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.31
Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.32
Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Cash-Based Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.33
Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Cash-Based Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 filed with the SEC on November 9, 2023 and incorporated herein by reference).*

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

10.38	Form of Amended and Restated Severance Agreement (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).*

10.39	Form of General Release and Severance Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 16, 2025 and incorporated herein by reference).*

10.40
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 2, 2022).*

10.41
Interest Rate Swap Confirmation, dated as of March 28, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).*

10.42
Credit Agreement dated as of dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.43
Consent and Amendment No. 1 to Credit Agreement, dated as of December 20, 2021, by and among Farmer Bros Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 2, 2022).

10.44
Increase Joinder and Amendment No. 2 to Credit Agreement, dated as of August 8, 2022, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2022 and incorporated herein by reference).

10.45
Amendment No. 3 to Credit Agreement, dated August 31, 2022, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2022 and incorporated herein by reference).

10.46
Consent and Amendment No. 4 to Credit Agreement, dated June 30, 2023, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).

Exhibit No.	Description
10.47
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

10.48
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

10.54
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

10.55
Amendment, dated March 6, 2024, to Letter Agreement, dated November 7, 2023, by and among the Company, JCP Investment Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC, James C. Pappas, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 filed with the SEC on May 9, 2024 and incorporated herein by reference).

10.56
Employment Agreement, dated as of May 1, 2024, by and between the Company and John E. Moore III (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on May 3, 2024 and incorporated herein by reference).

10.57
Offer Letter, dated as of May 16, 2024, by and between the Company and Vance Fisher (filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024 and incorporated herein by reference).*

10.58
Retention Agreement, dated August 7, 2023, by and between the Company and Matt Coffman (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024 and incorporated herein by reference).*

10.59
Retention Agreement, dated September 13, 2023, by and between the Company and Brad Bollner (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.60
Retention Agreement, dated September 13, 2023, by and between the Company and Jared Vitemb (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.61
Restricted Stock Unit Agreement, dated July 1, 2024, by and between the Company and Vance Fisher (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024 and incorporated herein by reference).*

10.62
Performance Restricted Stock Unit Agreement, dated July 1, 2024, by and between the Company and Vance Fisher (filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024 and incorporated herein by reference).*

Exhibit No.	Description
10.63
Severance Agreement, effective September 13, 2019, by and between the Company and Deverl Maserang (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 10, 2019 and incorporated herein by reference).*

10.64
Letter Agreement, dated August 14, 2024, by and among the Company, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 16, 2024 and incorporated herein by reference).*

10.65
Offer Letter, dated as of November 21, 2024, by and between the Company and Brian Miller (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024 filed with the SEC on February 6, 2025 and incorporated herein by reference).*

10.66
Settlement Agreement and Release, effective March 27, 2025, by and between the Company and TreeHouse Foods, Inc. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 filed with the SEC on May 8, 2025 and incorporated herein by reference).

10.67
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

19.1
Farmer Bros. Co. Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024 and incorporated herein by reference).*

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

97.1
Farmer Bros. Co. Amended and Restated Policy on Executive Compensation in Restatement Situations (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024 and incorporated herein by reference).*

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
September 11, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John E. Moore III	President, Chief Executive Officer and Director (principal executive officer)	September 11, 2025
John E. Moore III

/s/ Vance Ratliff Fisher	Chief Financial Officer (principal financial officer)	September 11, 2025
Vance Ratliff Fisher

/s/ Matthew Coffman	Vice President and Controller (principal accounting officer)	September 11, 2025
Matthew Coffman

/s/ David A. Pace	Chairman of the Board and Director	September 11, 2025
David A. Pace

/s/ Shaun Mara	Director	September 11, 2025
Shaun Mara

/s/ Terence C. O’Brien	Director	September 11, 2025
Terence C. O’Brien

/s/ Bradley L. Radoff	Director	September 11, 2025
Bradley L. Radoff

/s/ Waheed Zaman	Director	September 11, 2025
Waheed Zaman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Farmer Bros. Co.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Dallas, Texas
September 11, 2025

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,796	$5,830
Restricted cash	178	175
Accounts and notes receivable, net of allowance for credit losses of $650 and $710, respectively	24,758	35,147
Inventories	49,839	57,230
Short-term derivative assets	—	11
Prepaid expenses	3,975	4,236
Assets held for sale	—	352
Total current assets	85,546	102,981
Property, plant and equipment, net	27,845	34,002
Intangible assets, net	9,033	11,233
Right-of-use operating lease assets	38,347	35,241
Other assets	461	1,756
Total assets	$161,232	$185,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	37,669	48,478
Accrued payroll expenses	12,692	10,782
Right-of-use operating lease liabilities - current	16,773	14,046
Short-term derivative liability	—	730
Other current liabilities	3,893	2,997
Total current liabilities	71,027	77,033
Long-term borrowings under revolving credit facility	14,300	23,300
Accrued pension liabilities	7,322	12,287
Accrued postretirement benefits	—	789
Accrued workers’ compensation liabilities	2,619	2,378
Right-of-use operating lease liabilities	22,195	21,766
Other long-term liabilities	221	2,111
Total liabilities	$117,684	$139,664
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 21,560,985 and 21,264,327 shares issued and outstanding at June 30, 2025 and 2024, respectively	21,561	21,265
Additional paid-in capital	81,666	79,963
Accumulated deficit	(44,870)	(30,354)
Accumulated other comprehensive loss	(14,809)	(25,325)
Total stockholders’ equity	$43,548	$45,549
Total liabilities and stockholders’ equity	$161,232	$185,213
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Years Ended June 30,
	2025	2024
Net sales	$342,281	$341,094
Cost of goods sold	193,371	207,201
Gross profit	148,910	133,893
Selling expenses	107,749	111,371
General and administrative expenses	39,275	41,649
Net losses (gains) on disposal of assets	3,347	(16,877)
Operating expenses	150,371	136,143
Loss from operations	(1,461)	(2,250)
Other (expense) income:
Interest expense	(7,480)	(7,835)
Pension settlement charge	(7,726)	—
Other, net	2,267	6,224
Total other expense	(12,939)	(1,611)
Loss from operations before taxes	(14,400)	(3,861)
Income tax expense	116	14
Net loss	$(14,516)	$(3,875)
Net loss available to common stockholders	$(14,516)	$(3,875)
Net loss available to common stockholders per common share, basic and diluted	$(0.68)	$(0.19)
Weighted average common shares outstanding—basic and diluted	21,394,543	20,873,266

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended June 30,
	2025	2024
Net loss	$(14,516)	$(3,875)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on derivatives designated as cash flow hedges	—	406
Loss (gains) on derivatives designated as cash flow hedges reclassified to cost of goods sold	(313)	615
Change in pension and retiree benefit obligations	10,829	6,484
Total comprehensive (loss) income	$(4,000)	$3,630

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share data)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2023	20,142,973	20,144	77,278	(26,479)	(32,831)	38,112
Net loss	—	—	—	(3,875)	—	(3,875)
Cash flow hedges, net of taxes	—	—	—	—	1,022	1,022
Postretirement benefits curtailment, net of taxes	—	—	—	—	6,484	6,484
401(k) compensation expense, including reclassifications	595,031	595	1,099	—	—	1,694
Share-based compensation	—	—	2,112	—	—	2,112
Issuance of common stock and stock option exercises	526,323	526	(526)	—	—	—
Balance at June 30, 2024	21,264,327	21,265	79,963	(30,354)	(25,325)	45,549
Net loss	—	—	—	(14,516)	—	(14,516)
Cash flow hedges, net of taxes	—	—	—	—	(313)	(313)
Postretirement benefits curtailment, net of taxes	—	—	—	—	10,829	10,829
Share-based compensation	—	—	1,999	—	—	1,999
Issuance of common stock and stock option exercises	296,658	296	(296)	—	—	—
Balance at June 30, 2025	21,560,985	$21,561	$81,666	$(44,870)	$(14,809)	$43,548

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,516)	$(3,875)
Net cash provided by (used in) operating activities
Depreciation and amortization	11,448	11,588
Postretirement benefits and pension settlement cost	7,726	—
Net losses (gains) on disposal of assets	2,547	(18,091)
Net losses on derivative instruments	3,498	113
Share-based compensation expense	1,999	3,806
Provision for credit losses	356	748
Change in operating assets and liabilities:
Accounts receivable, net	10,833	10,448
Inventories	7,391	(7,954)
Derivative assets, net	(6,035)	565
Other assets	1,589	2,335
Accounts payable	(10,724)	(11,777)
Accrued expenses and other	(15)	(2,053)
Net cash provided by (used in) operating activities	$16,097	$(14,147)
Cash flows from investing activities:
Sale of business	(800)	(1,214)
Purchases of property, plant and equipment	(9,591)	(13,843)
Proceeds from sales of property, plant and equipment	4,489	29,780
Net cash (used in) provided by investing activities	$(5,902)	$14,723
Cash flows from financing activities:
Proceeds from Credit Facilities	8,000	6,279
Repayments on Credit Facilities	(17,000)	(6,000)
Payment of financing costs	(33)	(76)
Payments of finance lease obligations	(193)	(193)
Net cash (used in) provided by financing activities	$(9,226)	$10
Net increase in cash and cash equivalents and restricted cash	$969	$586
Cash and cash equivalents and restricted cash at beginning of period	$6,005	$5,419
Cash and cash equivalents and restricted cash at end of period	$6,974	$6,005

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,358	$2,803
Cash paid for income taxes	152	164
Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	85	167
Right-of-use assets obtained in exchange for new operating lease liabilities	21,407	13,508
Non-cash issuance of 401(K) common stock	—	595

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Introduction and Basis of Presentation
Description of Business
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a leading coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea and other allied products. The Company serves a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store retailers, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. The Company’s product categories consist of roast and ground coffee; frozen liquid coffee flavored and unflavored iced and hot teas and other beverages including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee; culinary products and spices. The Company was founded in 1912 incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company's principal office and product development lab is located in Fort Worth, Texas. The Company operates in one business segment.
The Company operates a production and distribution facility in Portland, Oregon. Distribution takes place out of several distribution centers in Portland, Oregon; Northlake, Illinois; Rialto, California; and Moonachie, New Jersey.
The Company’s products reach its customers primarily through the DSD network of over 200 delivery routes and over 90 storage locations as of June 30, 2025. The Company also does direct-ship via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products through its DSD network, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are primarily made “off-truck” by the Company to its customers at their places of business.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
On June 30, 2023, the Company completed the sale of certain assets of the Company related to its direct ship and private label business, including the Company’s production facility and corporate office building in Northlake, Texas, pursuant to that certain Asset Purchase Agreement dated as of June 6, 2023, by and between the Company and TreeHouse Foods, Inc. (the "Buyer"), as amended by that certain Amendment to the Asset Purchase Agreement, dated June 30, 2023. During Q2 2024, the Company recorded a net loss of $1.2 million related to a working capital adjustment. The Company and the Buyer executed a Settlement Agreement and Release (the “Settlement Agreement”) related to the Asset Purchase Agreement, effective Q3 2025, pursuant to which the Company agreed to pay Buyer an amount equal to $0.8 million.
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
Cash Equivalents
The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Fair values of cash equivalents approximate cost due to the short period of time to maturity. At June 30, 2025, we had $6.8 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. The restricted cash is related to a third party service agreement.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Concentration of Credit Risk
At June 30, 2025, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral. At June 30, 2025 and 2024, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 22% and 11% of the Company’s accounts receivable balance was with five customers at June 30, 2025 and 2024, respectively. There were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2025. The Company estimates its credit risk for accounts receivable at the amount recorded on the balance sheet. The accounts receivable are generally short-term and all estimated credit losses have been appropriately considered in establishing the allowance for credit losses.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements which expire on or before January 31, 2028. At June 30, 2025 approximately 23% of the Company's workforce was covered by such agreements.
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
The estimated gross undiscounted workers’ compensation liability relating to such claims was $2.5 million and $2.0 million, as of June 30, 2025 and 2024, respectively. The estimated recovery from reinsurance was $0.2 million and $0.2 million, as of June 30, 2025 and 2024, respectively. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in “Other current liabilities” and in “Accrued workers' compensation liabilities,” respectively. The estimated insurance receivable is included in “Other assets” on the Company's consolidated balance sheets.
The Company had posted $4.7 million and $4.1 million letters of credit as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages as of June 30, 2025 and June 30, 2024, respectively.
The estimated liability related to the Company's self-insured group medical insurance was $0.7 million and $0.6 million for the years ended June 30, 2025 and 2024, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
The Company accrues the cost for general liability, product liability and commercial auto liability insurance based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims was $2.0 million and $1.6 million at June 30, 2025 and 2024, respectively. The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
Postretirement Benefits
The Company provided a postretirement death benefit (“Death Benefit”) to certain employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement and certain other conditions related to the manner of employment termination and manner of death. The Company records the actuarially determined liability for the present value of the postretirement death benefit. The Company purchased life insurance policies to fund the postretirement death benefit wherein the Company owns the policy but the postretirement death benefit is paid to the employee's or retiree's beneficiary. The Company records an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies. We completed a full settlement of the Death Benefit plan and related life insurance policies in the fourth quarter of fiscal 2025.
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
The Company recognizes the overfunded or underfunded status of a defined benefit pension as an asset or liability on its consolidated balance sheets. Changes in the funded status are recognized through AOCI, in the year in which the changes occur. In the third quarter of fiscal 2025, we completed a full settlement of the “Hourly Employees' Plan” through the purchase of nonparticipating annuities and lump sum elections. In the fourth quarter of fiscal 2025, we completed a partial settlement of the defined benefit plan (the "Farmer Bros. Plan") through the purchase of nonparticipating annuities and lump sum elections. See Note 11, Employee Benefit Plans.

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
The Company adopted the provisions of ASU No. 2023-07 at the beginning of the fourth quarter of fiscal year 2025 and applied them retrospectively. Refer to Note 20, Business Information for additional information.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures.	The amendments in this Update are to improve the disclosures about a public business entity’s expenses and address requests for more detailed information about the types of expenses in commonly presented expense captions.	Effective for annual reporting periods beginning after December 15, 2026	The Company is still evaluating the impact of this standard.
Note 3. Sales of Assets
Sale of Branch Properties
During the year ended June 30, 2025, the Company completed the sale of 2 branch properties. The total sales price was $4.6 million and net proceeds was $4.2 million. The completed sale of branch properties resulted in a gain on sale of $3.9 million. There were no assets held for sale at June 30, 2025.
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
All derivative instruments designated and not designated as cash flow hedges were settled as of March 2025.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at June 30, 2025 and 2024:

	As of June 30,
(In thousands)	2025	2024
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	—	71
Total	—	71

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's consolidated balance sheets:

	Derivative Instruments Not Designated as Accounting Hedges
	As of June 30,
(In thousands)	2025	2024
Financial Statement Location:
Coffee-related derivative instruments(1)	$—	$11
Coffee-related derivative instruments(2)	—	33
Coffee-related derivative instruments(3)	—	730
Coffee-related derivative instruments(4)	—	1,505
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

	Year Ended June 30,		Financial Statement Classification
(In thousands)	2025	2024
Net (gains) losses recognized in AOCI - Coffee-related	—	(406)	AOCI
Net (loss) gains recognized in earnings - Coffee-related	313	(615)	Costs of goods sold
For the fiscal years ended June 30, 2025 and 2024 there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net (gains) losses on derivative instruments in the Company's consolidated statements of cash flows also includes net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the fiscal years ended June 30, 2025 and 2024 . Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net (gains) losses on derivative instruments and investments” in the Company's consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Year Ended June 30,
(In thousands)	2025	2024
Net gains (losses) on coffee-related derivative instruments (1)	$(3,810)	$503
Non-operating pension and other postretirement benefit plans credits	3,965	3,648
Other (losses) gains, net	2,112	2,073
Other, net	$2,267	$6,224
___________
(1) Excludes net losses and net gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the fiscal years ended June 30, 2025 and 2024.
Statement of Comprehensive Income (Loss)
As of June 30, 2024, accumulated other comprehensive loss beginning balance was $1.2 million, net gains recognized in AOCI - coffee-related of $406 thousand, and net loss recognized in earnings - coffee-related of $615 thousand. All derivatives were settled for the year-ended June 30, 2025, resulting in a $313 thousand net gain recognized in earnings - coffee-related in the current year.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
As of June 30, 2024	Derivative Assets	44	(44)	—	—
	Derivative Liabilities	2,235	(44)	—	2,191
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
Note 5. Leases
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
Supplemental consolidated balance sheet information related to leases is as follows:

		As of June 30,
(In thousands)	Classification	2025	2024
Operating lease assets	Right-of-use operating lease assets	$38,347	$35,241
Finance lease assets	Property, plant and equipment, net	82	246
Total lease assets		$38,429	$35,487

Operating lease liabilities - current	Operating lease liabilities - current	16,773	14,046
Finance lease liabilities - current	Other current liabilities	96	193
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	22,195	21,766
Finance lease liabilities - noncurrent	Other long-term liabilities	—	82
Total lease liabilities		$39,064	$36,087
The components of lease expense are as follows:

	For the Years Ended June 30,
(In thousands)	2025	2024
Operating lease expense	$19,318	$13,785
Finance lease expense:
Amortization of finance lease assets	164	164
Interest on finance lease liabilities	13	24
Total lease expense	$19,495	$13,973
The maturities of the lease liabilities are as follows:

	For the Years Ended June 30,
(In thousands)	Operating Leases	Finance Leases
2026	$16,773	$96
2027	11,159	—
2028	8,108	—
2029	4,884	—
2030	1,601	—
Thereafter	1,130	—
Total lease payments	43,655	96
Less: interest	(4,687)	—
Total lease obligations	$38,968	$96

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Lease term and discount rate:

	For the Years Ended June 30,
	2025	2024
Weighted-average remaining lease terms (in years):
Operating lease	4.0	5.2
Finance lease	0.5	1.5
Weighted-average discount rate:
Operating lease	6.56%	6.65%
Finance lease	6.50%	6.50%
Other Information:

	For the Years Ended June 30,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,221	$12,956
Operating cash flows from finance leases	13	24
Financing cash flows from finance leases	193	193
Note 6. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2024
Derivatives not designated as accounting hedges:
Coffee-related derivative assets (1)	44	—	44	—
Coffee-related derivative liabilities (1)	2,235	—	2,235	—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
There were no coffee-related derivative assets or liabilities for the fiscal years ended June 30, 2025. During the fiscal years ended June 30, 2025 and 2024, there were no transfers between the levels. Due to the highly liquid nature, the amount of the Company's other financial instruments represent the approximate fair value.
Note 7. Accounts Receivable, Net

	As of June 30,
(In thousands)	2025	2024
Trade receivables (2)	$24,332	$34,438
Other receivables (1)	1,076	1,419
Allowance for credit losses	(650)	(710)
Accounts receivable, net	$24,758	$35,147
____________________
(1)Includes vendor rebates, transition services receivables and other non-trade receivables.
(2)Trade receivables balance at June 30, 2023 was $42.9 million
Allowance for credit losses:

(In thousands)
Balance at June 30, 2023	$(416)
Provision	(748)
Write-offs	306
Recovery	148
Balance at June 30, 2024	(710)
Provision	(356)
Write-offs	128
Recovery	288
Balance at June 30, 2025	$(650)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 8. Inventories

	As of June 30,
(In thousands)	2025	2024
Coffee
Processed	$21,174	$22,432
Unprocessed	5,813	6,105
Total	26,987	28,537
Tea and culinary products
Processed	19,807	25,166
Unprocessed	34	41
Total	19,841	25,207
Coffee brewing equipment parts	3,011	3,486
Total inventories	$49,839	$57,230
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
Note 9. Property, Plant and Equipment

	As of June 30,
(In thousands)	2025	2024
Buildings and facilities	$20,288	$20,441
Machinery and equipment	85,495	108,757
Capitalized software	9,983	9,190
Office furniture and equipment	6,660	8,486
	122,426	146,874
Accumulated depreciation	(95,499)	(113,790)
Land	918	918
Property, plant and equipment, net	$27,845	$34,002
Depreciation and amortization expense, was $11.4 million and $11.6 million for the years ended June 30, 2025 and 2024, respectively.
Maintenance and repairs to property, plant and equipment, charged to expense for the years ended June 30, 2025 and 2024 were $5.4 million and $8.3 million, respectively.
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

	As of June 30,
(In thousands)	2025	2024
Coffee Brewing Equipment	$52,757	$66,596
Accumulated depreciation	(31,124)	(39,941)
Coffee Brewing Equipment, net	$21,633	$26,655
Depreciation expense related to capitalized CBE and other CBE related expenses (excluding CBE depreciation) provided to customers and reported in cost of goods sold were as follows:

	For the Years Ended June 30,
(In thousands)	2025	2024
Depreciation expense	$7,184	$7,344
Other CBE expenses	28,059	36,859
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 10. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets:

		As of June 30,
	Weighted Average Amortization Period as of June 30, 2025	2025			2024
(In thousands)		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	2.1	$33,003	$(28,492)	$4,511	$33,003	$(26,292)	$6,711
Total amortized intangible assets		33,003	(28,492)	4,511	33,003	(26,292)	6,711
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		4,522	—	4,522	4,522	—	4,522
Total unamortized intangible assets		4,522	—	4,522	4,522	—	4,522
Total intangible assets		$37,525	$(28,492)	$9,033	$37,525	$(26,292)	$11,233
There were no indefinite-lived intangible asset impairment charges recorded in the fiscal years ended June 30, 2025 and 2024.
The Company also assesses the recoverability of certain finite-lived intangible assets. No impairment was recorded for the finite-lived intangibles for the years ended June 30, 2025 and 2024. Amortization expense for the year ended June 30, 2025 was $2.2 million. Amortization expense for the years ended June 30, 2024 was $2.3 million.
At June 30, 2025, future annual amortization of finite-lived intangible assets for the fiscal years 2026 through 2028 is estimated to be (in thousands):

For the fiscal year ending:
June 30, 2026	$2,200
June 30, 2027	1,910
June 30, 2028	401
Total	$4,511
Note 11. Employee Benefit Plans
The Company provides the following benefit plan for full-time employees who work 30 hours or more per week:
•401(k);
•health and other welfare benefit plans; and
•in certain circumstances, pension benefits.
See below for detail description of each benefit plan. Generally, the plans provide health benefits after 30 days of employment and other retirement benefits based on years of service and/or a combination of years of service and earnings.
Single Employer Pension Plans
As of June 30, 2025, the Company has one defined benefit pension plan for certain employees (the "Farmer Bros. Plan"). In the third quarter of fiscal 2025, we completed a full settlement of the defined benefit plan (the “Hourly Employees' Plan”) through the purchase of nonparticipating annuities and lump sum elections. In the fourth quarter of fiscal 2025, we completed a

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

partial settlement of the defined benefit plan (the "Farmer Bros. Plan") through the purchase of nonparticipating annuities and lump sum elections.

	Farmer Bros. Plan As of June 30,		Hourly Employees’ Plan As of June 30,		Total
($ in thousands)	2025	2024	2025	2024	2025	2024
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$91,383	$95,406	$3,483	$3,801	$94,866	$99,207
Interest cost	4,684	4,631	180	186	4,864	4,817
Actuarial gain	(2,069)	(2,119)	159	(310)	(1,910)	(2,429)
Benefits paid	(6,671)	(6,535)	(144)	(194)	(6,815)	(6,729)
Other (settlement)	(36,808)	—	(3,678)	—	(40,486)	—
Projected benefit obligation at the end of the year	$50,519	$91,383	$—	$3,483	$50,519	$94,866
Change in plan assets
Fair value of plan assets at the beginning of the year	$79,274	$75,934	$3,661	$3,690	$82,935	$79,624
Actual return on plan assets	4,887	7,543	(9)	165	4,878	7,708
Employer contributions	2,694	2,332	170	—	2,864	2,332
Benefits paid	(6,671)	(6,535)	(144)	(194)	(6,815)	(6,729)
Other (settlement)	(36,808)	—	(3,678)	—	(40,486)	—
Fair value of plan assets at the end of the year	$43,376	$79,274	$—	$3,661	$43,376	$82,935
Funded status at end of year (underfunded)	$(7,143)	$(12,109)	$—	$178	$(7,143)	$(11,931)
Amounts recognized in consolidated balance sheets
Non-current assets	—	—	—	178	—	178
Noncurrent liabilities	(7,143)	(12,109)	—	—	(7,143)	(12,109)
Total	$(7,143)	$(12,109)	$—	$178	$(7,143)	$(11,931)
Amounts recognized in AOCI
Net loss	11,152	22,291	—	(185)	11,152	22,106
Total accumulated OCI (not adjusted for applicable tax)	$11,152	$22,291	$—	$(185)	$11,152	$22,106
Weighted average assumptions used to determine benefit obligations
Discount rate	5.45%	5.35%	—%	5.35%	5.45%	5.35%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
 Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,		Hourly Employees’ Plan June 30,		Total
($ in thousands)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost
Interest cost	4,684	4,631	180	186	4,864	4,817
Expected return on plan assets	(4,537)	(4,336)	(107)	(152)	(4,644)	(4,488)
Amortization of net loss	596	827	—	—	596	827
Pension settlement charge	8,125	—	89	—	8,214	—
Net periodic benefit cost	$8,868	$1,122	$162	$34	$9,030	$1,156
Other changes recognized in OCI
Net gain (1)	$(2,419)	$(5,326)	$274	$(322)	$(2,145)	$(5,648)
Amortization of net loss	(595)	(827)	—	—	(595)	(827)
Amount recognized due to settlement	(8,125)	—	(89)	—	(8,214)	—
Total recognized in other comprehensive income (loss)	$(11,139)	$(6,153)	$185	$(322)	$(10,954)	$(6,475)
Total recognized in net periodic benefit cost and OCI	$(2,271)	$(5,031)	$347	$(288)	$(1,924)	$(5,319)
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.35%	5.05%	5.35%	5.05%	5.35%	5.05%
Expected long-term return on plan assets	7.00%	7.00%	4.25%	5.50%	7.00%	6.25%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
(1) Net gain for fiscal year ended June 30, 2025 and 2024 was primarily due to plan assets returns.
Basis Used to Determine Expected Long-term Return on Plan Assets
The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions (CMA) for the corresponding fiscal year end. The capital market assumptions were developed with a primary focus on forward-looking valuation models and market indicators. The key fundamental economic inputs for these models are future inflation, economic growth, and interest rate environment.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Additional Disclosures

	Farmer Bros. Plan June 30,		Hourly Employees’ Plan June 30,		Total
($ in thousands)	2025	2024	2025	2024	2025	2024
Comparison of obligations to plan assets
Projected benefit obligation	$50,519	$91,383	$—	$3,483	$50,519	$94,866
Accumulated benefit obligation	50,519	91,383	—	3,483	50,519	94,866
Fair value of plan assets at measurement date	43,376	79,274	—	3,661	43,376	82,935
Plan assets by category
Equity securities	28,295	37,849	—	—	28,295	37,849
Debt securities	15,081	37,504	—	3,661	15,081	41,165
Real estate	—	3,921	—	—	—	3,921
Total	$43,376	$79,274	$—	$3,661	$43,376	$82,935
Plan assets by category
Equity securities	65.2%	47.7%	—%	—%	65.2%	45.6%
Debt securities	34.8%	47.3%	—%	100.0%	34.9%	49.7%
Real estate	—%	5.0%	—%	—%	—%	4.7%
Total	100%	100%	—%	100%	100%	100%
Fair values of plan assets were as follows:

	As of June 30, 2025
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$43,376	$—	$—	$—	$43,376
	As of June 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$79,274	$—	$—	$—	$79,274
Hourly Employees’ Plan	3,661	—	—	—	3,661
The following is the target asset allocation for the Company's single employer pension plan— Farmer Bros. Plan—for fiscal 2026:

Fiscal 2026
U.S. large cap equity securities	36.0%
U.S. small cap equity securities	4.0%
International equity securities	25.0%
Debt securities	35.0%
Total	100.0%
Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2026, the Company expects to recognize net periodic cost of $0.7 million for the Farmer Bros. Plan.
Estimated Future Contributions and Refunds
In fiscal 2026, the Company expects to contribute $2.7 million to the Farmer Bros. Plan.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:

(In thousands)	Farmer Bros. Plan
Year Ending:
June 30, 2026	$3,460
June 30, 2027	3,250
June 30, 2028	3,400
June 30, 2029	3,510
June 30, 2030	3,690
June 30, 2031 to June 30, 2035	18,720
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

Pension Protection Act Zone Status
Pension Fund	EIN-PN	As of 1/1/2025
Western Conference of Teamsters Pension Plan	91-6145047-001	Green
The Company also contributes to two defined contribution pension plans ("All Other Plans") that are union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements. The Company’s minimum contributions to these plans are defined within the collective bargaining agreements.
Contributions made by the Company to the multiemployer pension plans were as follows:

(In thousands)	WCTPP(1)(2)(3)	All Other Plans
Year Ended:
June 30, 2025	$1,347	$41
June 30, 2024	1,248	35
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
Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expires on or before January 31, 2028. The Company's aggregate contributions to multiemployer plans other than pension plans in the fiscal years ended June 30, 2025 and 2024 were $3.9 million, respectively. The Company expects to contribute an aggregate of approximately $3.9 million towards multiemployer plans other than pension plans in fiscal 2026.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

401(k) Plan
The Farmer Bros. Co. 401(k) Plan (the "401(k) Plan") is available to all eligible employees. The 401(k) Plan match portion, to the extent a match is approved by the Company's Board of Directors, is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors.
Effective January 1, 2024, the Company amended the 401(k) matching program, whereby the Company on an annual basis will contribute cash for 100% of the first 3% each eligible employee contributes plus 50% on the next 2% they contribute.
Effective August 1, 2024, the Company suspended the 401(k) matching program. The Company recorded matching contributions of $0.3 million and $1.3 million in operating expenses for the fiscal years ended June 30, 2025 and 2024, respectively.
There were no shares contributed during the fiscal year ended June 30, 2025. For the fiscal year ended June 30, 2024 the Company contributed a total of 595,031 shares of the Company’s common stock with a value of $1.9 million to eligible participants’ annual plan compensation.
Postretirement Benefits
We completed a full settlement of the Death Benefit plan in the fourth quarter of fiscal 2025, resulting in a pension settlement gain of $399k and tax income of $312k. In prior year, as of June 30, 2024, the projected postretirement benefit obligation and unfunded status of the plan was $859k. There is no liability as of June 30, 2025.
Note 12. Debt Obligations
The following table summarizes the Company’s debt obligations:

				June 30, 2025		June 30, 2024
(In thousands)	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	various	4/26/2027	N/A	$14,300	6.48%	$23,300	7.05%
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
At June 30, 2025, the Company had outstanding borrowings on the Revolver Credit Facility of $14.3 million and had utilized $4.7 million of the letters of credit sublimit, and had $32.6 million of availability under our Credit Facility.
As of June 30, 2025, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement. Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.

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
The Amended 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors, employees and non-employee consultants of the Company or any of its subsidiaries are eligible to receive awards under the Amended 2017 Plan. Subject to certain limitations, shares of Common Stock covered by awards granted under the Amended 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the Amended 2017 Plan. As of June 30, 2025, there were 974,480 shares that remain available under the Amended 2017 Plan including shares that were forfeited under the Prior Plans for future issuance. Shares of Common Stock granted under the Amended 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 3,550,000 shares of Common Stock be issuable pursuant to the exercise of incentive stock options under the Amended 2017 Plan. The Amended 2017 Plan also includes limits on the aggregate grant date fair value of all equity-based awards granted to any non-employee director during any calendar year for services as a member of the Board.
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
Farmer Bros. Co. 2020 Inducement Incentive Plan
In March 2020, the Company’s Board of Directors approved the Farmer Bros. Co. 2020 Inducement Incentive Plan (the “2020 Inducement Plan”). The 2020 Inducement Plan’s purpose is to enhance the Company’s ability to attract persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Awards under the 2020 Inducement Plan has the same terms and conditions as the Amended 2017 Plan. The Board of Directors has reserved 300,000 shares of the Company’s Common Stock for issuance under the 2020 Inducement Plan. As of June 30, 2025, there were 6,246 shares that remain available under the 2020 Inducement Plan for future issuance.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of NQO vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
There were no options granted during fiscal years ended June 30, 2025 and 2024.
The following table summarizes NQO activity for the year ended June 30, 2025:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2024	19,450	17.75	2.14	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Expired	(1,343)	31.70	—	—
Outstanding at June 30, 2025	18,107	16.72	1.05	—
Exercisable, June 30, 2025	18,107	16.72	1.05	—
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $1.37 at June 30, 2025 and $2.68 at June 30, 2024, representing the last trading day of the respective fiscal years, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in each fiscal

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

period above represents the difference between the exercise price and the value of the Common Stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
There were no NQOs exercised during fiscal year ended June 30, 2025. The Company received no proceeds from exercises of vested NQOs in fiscal 2025 and 2024.
As of June 30, 2025 and 2024, respectively, there was no unrecognized compensation cost related to NQOs. There was no compensation expense for NQOs in fiscal 2025 and 2024, respectively.
Restricted Stock Units ("RSUs")
RSU awards cliff vest on the earlier of the one year anniversary of the grant date or the date of the first annual meeting of the Company’s stockholders immediately following the grant date, in the case of non-employee directors, and the third anniversary of the grant date, in the case of eligible employees, in each case subject to continued service to the Company through the vesting date and the acceleration provisions of the award plan and RSU agreement. RSUs are expected to vest net of estimated forfeitures.
The following table summarizes RSU activity for the year ended June 30, 2025:

Outstanding and Nonvested RSU:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2024	662,661	3.72
Granted	620,000	2.19
Vested	(382,644)	3.94
Cancelled/Forfeited	(96,842)	2.89
Outstanding and nonvested June 30, 2025	803,175	2.54
The weighted average grant date fair value of RSUs granted during the years ended June 30, 2025 and 2024 were $2.19, and $3.02, respectively. The total grant-date fair value of restricted stock granted during the year ended June 30, 2025 was $1.4 million. The total fair value of awards vested during the years ended June 30, 2025 and 2024 were $0.8 million and $1.3 million, respectively.
As of June 30, 2025 and 2024, there was $1.3 million and $1.7 million, respectively, of unrecognized compensation cost related to RSUs. The unrecognized compensation cost related to RSUs at June 30, 2025 is expected to be recognized over the weighted average period of 0.99 years. Total compensation expense for restricted stock was $1.3 million and $1.7 million, for the fiscal years ended June 30, 2025 and 2024, respectively.
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
The following table summarizes PBRSU activity for the year ended June 30, 2025:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2024	394,576	2.95
Granted	584,741	2.20
Vested	—	—
Cancelled/Forfeited	(145,000)	2.31
Outstanding and nonvested June 30, 2025	834,317	2.53
The weighted average grant date fair value of PBRSUs granted during the years ended June 30, 2025 and 2024 were $2.20 and $2.95, respectively. The total grant-date fair value of PBRSUs granted during the year ended June 30, 2025 was $1.3 million. There were no vested PBRSU's during the year ended June 30, 2024.
As of June 30, 2025 and 2024, there was $1.3 million and $0.9 million, respectively, of unrecognized compensation cost related to PBRSUs. The unrecognized compensation cost related to PBRSUs at June 30, 2025 is expected to be recognized over the weighted average period of 2.03 years. Total compensation expense for PBRSUs was $0.7 million for the year ended June 30, 2025 and $0.5 million for the year ended June 30, 2024.
Cash-Settled Restricted Stock Units (“CSRSUs”)
In December 2020, the Company granted CSRSUs under the Amended 2017 Plan to certain employees. CSRSUs vest in

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The following table summarizes CSRSU activity during the year ended June 30, 2025:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2024	619,327	2.94
Granted	602,000	2.13
Vested	(211,673)	3.27
Cancelled/Forfeited	(228,391)	2.47
Outstanding and nonvested June 30, 2025	781,263	2.36
The weighted average grant date fair value of CSRSUs granted during the years ended June 30, 2025 and 2024 were $2.13 and $2.50, respectively. The total grant-date fair value of CSRSUs granted during the year ended June 30, 2025 was $1.3 million. The total fair value of awards vested during the years ended June 30, 2025 and 2024 was $0.4 million and $0.2 million, respectively.
At June 30, 2025 and 2024, there was $0.8 million and $1.6 million, respectively, of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at June 30, 2025 is expected to be recognized over the weighted average period of 1.17 years. Total compensation expense for CSRSUs was $0.6 million and $0.5 million for the years ended June 30, 2025 and 2024, respectively.
Note 14. Other Current Liabilities
Other current liabilities consist of the following:

	As of June 30,
(In thousands)	2025	2024
Other (1)	$3,101	$2,323
Accrued workers’ compensation liabilities	696	481
Finance lease liabilities	96	193
Other current liabilities	$3,893	$2,997
___________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

	As of June 30,
(In thousands)	2025	2024
Derivative liabilities—noncurrent	$—	$1,505
Deferred compensation (1)	221	505
Finance lease liabilities	—	101
Other long-term liabilities	$221	$2,111
___________
(1) Includes performance cash awards liability.

Note 16. Income Taxes
The current and deferred components of the provision for income taxes consist of the following:

	For the Years Ended June 30,
(In thousands)	2025	2024
Current:
State	$241	$14
Total current income tax expense	241	14
Deferred:
Federal	(125)	—
Total deferred income tax (benefit) expense	(125)	—
Income tax expense	$116	$14

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

A reconciliation of income tax expense to the federal statutory tax rate is as follows:

	For the Years Ended June 30,
(In thousands)	2025	2024
Statutory tax rate	21%	21%
Income tax benefit at statutory rate	$(3,024)	$(811)
State income tax expense (benefit) (net of federal tax benefit)	702	933
Valuation allowance	1,800	(3,223)
Change in tax rate	(82)	(26)
Post-retirement plans	(125)	—
Stock based compensation	547	845
Other (net)	298	2,296
Income tax expense	$116	$14
Our federal corporate tax rate is 21%. Deferred tax amounts are calculated based on the rates at which they are expected to reverse in the future.
The primary components of the temporary differences which give rise to the Company’s net deferred tax assets (liabilities) are as follows:

	As of June 30,
(In thousands)	2025	2024
Deferred tax assets:
Postretirement benefits	$1,820	$3,290
Accrued liabilities	3,061	2,121
163(j) Interest Limitation	10,330	9,633
Net operating loss carryforward	51,318	54,981
Intangible assets	4,921	5,476
Right-of-use operating lease liabilities	9,687	9,009
Other	7,617	5,128
Total deferred tax assets	88,754	89,638
Deferred tax liabilities:
Property, plant and equipment	(3,524)	(4,086)
Right-of-use operating lease assets	(9,532)	(8,865)
Other	(1,186)	(1,284)
Total deferred tax liabilities	(14,242)	(14,235)
Valuation allowance	(74,512)	(75,403)
Net deferred tax liability	$—	$—
At June 30, 2025, the Company had approximately $124.2 million of federal and $157.5 million of state net operating loss carryforwards that will begin to expire in the years ending June 30, 2030 and June 30, 2025, respectively. Net operating losses of $74.0 million in federal and $8.8 million of state are indefinite lived and will not expire. Additionally, at June 30, 2025, the Company had $0.9 million of federal and state tax credits.
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
For the years ended June 30, 2025 and 2024, due to recent cumulative losses, the Company concluded that certain federal and state net operating loss carry forwards and tax credit carryovers will not be utilized before expiration. The amounts of valuation allowance recorded in the Consolidated Balance Sheets were $74.5 million and $75.4 million to reduce deferred tax assets as of June 30, 2025 and 2024, respectively.
As of, and for the three years ended June 30, 2025 and 2024, the Company had no significant uncertain tax positions.
On July 4, 2025 the One Big Beautiful Bill Act (the “Act”) was signed into law. The Company does not anticipate any material impact to our consolidated financial statements. As the legislation was signed into law after the close of year end, the impacts are not included in our operating results for the year ended June 30, 2025.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2022. We report income-based tax in multiple states with various years open to examination. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no amount of interest and penalties recognized in the Consolidated Balance Sheets in the fiscal years ended June 30, 2025 and 2024, associated with uncertain tax positions. Additionally, the Company did not record any income tax expense related to interest and penalties on uncertain tax positions in the fiscal years ended June 30, 2025 and 2024 .
Note 17. Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is calculated by dividing diluted net loss attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, unvested RSUs and shares of Series A Preferred Stock, as converted, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period). Potentially dilutive securities include unvested RSUs and performance-based restricted stock units. For the year ended June 30, 2025 and 2024, shares of the Company’s outstanding RSUs, PBRSUs, preferred stock and stock options were not included in the computation of diluted loss per common share as their effects were anti-dilutive.
The following table presents the computation of basic and diluted loss per common share, net of income taxes:

	For the Years Ended June 30,
(In thousands, except share and per share amounts)	2025	2024
Net loss available to common stockholders—basic	$(14,516)	$(3,875)

Weighted average common shares outstanding—basic and diluted	21,394,543	20,873,266
Net loss per common share available to common stockholders—basic and diluted	$(0.68)	$(0.19)
The following table summarizes anti-dilutive securities excluded from the computation of diluted net loss per common share for the periods indicated:

	For the Years Ended June 30,
	2025	2024
Shares issuable under stock options	18,107	19,450
Shares issuable under RSUs and PBRSUs	488,724	203,726
Note 18. Commitments and Contingencies
Purchase Commitments
As of June 30, 2025, the Company had committed to purchase green coffee inventory totaling $46.0 million under fixed-price contracts and $14.3 million in inventory and other purchases under non-cancelable purchase orders.
Settlement Agreement
On June 30, 2023, the Company completed its previously announced sale of certain assets related to its direct ship and private label business, including its production facility and corporate office building in Northlake, Texas (the “Sale”), pursuant to that certain Asset Purchase Agreement, dated as of June 6, 2023, by and between the Company and TreeHouse Foods, Inc. (the “Buyer”), as amended by that certain Amendment to Asset Purchase Agreement, dated June 30, 2023. The Company and the Buyer executed a Settlement Agreement and Release (the “Settlement Agreement”) related to the Asset Purchase Agreement, effective March 27, 2025, pursuant to which the Company agreed to pay Buyer an amount equal to $0.8 million.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	For the Years Ended June 30,
	2025		2024
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$164,533	48.1%	$158,113	46.4%
Tea & Other Beverages (1)	92,308	27.0%	90,069	26.4%
Culinary	60,193	17.6%	65,938	19.3%
Spices	20,534	6.0%	21,911	6.4%
Delivery Surcharge	4,713	1.3%	5,063	1.5%
Net sales by product category	$342,281	100.0%	$341,094	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of June 30, 2025. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets. At June 30, 2025 and 2024 “Accounts receivable, net” included, $24.3 million and $34.4 million respectively, in receivables from contracts with customers.
Note 20. Business Information
The Company operates as one operating segment. The Company is a leading coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea and other allied products manufactured under our owned brands, as well as under private labels on behalf of certain customers. The Company uses a centralized management structure, and its strategies and initiatives are implemented and executed consistently across the organization. The Company uses shared resources for sales, procurement, and general and administrative activities across its distribution facility, branch warehouses and operations. The Company’s branch warehouses form a single network to reach its customers; it is common for a single customer to make purchases from several different facilities. Capital projects, whether for cost savings or generating incremental revenue, are evaluated based on estimated economic returns to the organization as a whole.
The Company’s consolidated results represent the results of its one operating segment based on how the Company’s chief operating decision maker (the “CODM”), the Chief Executive Officer (the “CEO”), views the business for purposes of evaluating performance and making operating decisions.
The CODM utilizes the U.S. GAAP measurement of consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as allocation of budget between net sales, cost of goods sold, distribution costs and selling and administrative costs. The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets. In addition, the measure of capital expenditures, depreciation and amortization is reported on the Company’s Consolidated Statements of Cash Flows.