Form 10-K/A
period 2025-06-30
FARMER BROTHERS CO
filed 2025-10-24
CIK 34563

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

As of October 1, 2025, the registrant had 21,602,012 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

Auditor Firm ID	Auditor Name	Auditor Location
248	GRANT THORNTON LLP	Dallas, Texas

TABLE OF CONTENTS

PART III	5

ITEM 10.	Directors, Executive Officers and Corporate Governance	5

ITEM 11.	Executive Compensation	14

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	44

ITEM 14.	Principal Accountant Fees and Services	46

PART IV	48

ITEM 15.	Exhibits and Financial Statement Schedules	48

SIGNATURES	58

i

EXPLANATORY NOTE

Farmer Bros. Co. (“Farmer Bros.” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2025 (the “Original Filing” or the “2025 Form 10-K”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after the last day of the Company’s fiscal year on June 30, 2025.

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

Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, severe weather, levels of consumer confidence in national and local economic business conditions; developments related to pricing cycles and volumes; the impact of labor market conditions; the increase of costs due to inflation; changes in taxes, tariffs, duties, governmental laws and regulations; an economic downturn caused by any pandemic; epidemic or other disease outbreak; the success of our turnaround strategy; the impact of capital improvement projects; the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements; our ability to meet financial covenant requirements in our Credit Facility, which could impact, among other things, our liquidity; the relative effectiveness of compensation-based employee incentives in causing improvements in our performance; the capacity to meet the demands of our large national account customers; the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans; our success in retaining and/or attracting qualified employees; our success in adapting to technology and new commerce channels; the effect of the capital markets as well as other external factors on stockholder value; fluctuations in availability and cost of green coffee; competition; organizational changes; the effectiveness of our hedging strategies in reducing price, changes in consumer preferences; our ability to provide sustainability in ways that do not materially impair profitability; changes in the strength of the economy, including any effects from inflation; business conditions in the coffee industry and food industry in general; our continued success in attracting new customers; variances from budgeted sales mix and growth rates; weather and special or unusual events, as well as other risks described in this Amendment and other factors described from time to time in our filings with the SEC.

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

The authorized number of directors is set forth in the Company’s Second Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and shall consist of not less than five nor more than nine members, the exact number of which shall be fixed from time to time by resolution of the Board of Directors of the Company (the “Board”). The authorized number of directors is currently six. Any vacancy on the Board that results from an increase in the number of directors may be filled by a majority of the directors then in office, provided that a quorum is present, and any other vacancy occurring on the Board may be filled by a majority of the directors then in office, even if less than a quorum, or by the sole remaining director. Any director elected to fill a vacancy not resulting from an increase in the number of directors will have the same remaining term as that of his or her predecessor. Subject to the rights, if any, of the holders of shares of Preferred Stock then outstanding, any or all of the directors of the Company may be removed from office at any time, with or without cause, in accordance with the Delaware General Corporation Law.

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

David A. Pace, age 66, has served on our Board since 2023 and has served as Chairman of our Board since October 11, 2023. Previously Mr. Pace served as Co-Chief Executive Officer of Tastemaker Acquisition Corp. (NASDAQ: TMKR), a special purpose acquisition company, where he also served as a director. Mr. Pace previously served as Chief Executive Officer and President of Jamba Inc. (formerly NASDAQ: JMBA), a leading restaurant retailer of better-for-you food and beverage offerings, from March 2016 to September 2018, where he also served as a director from 2012 until September 2018. Prior to that, Mr. Pace served in a variety of executive roles at Bloomin’ Brands, Inc. (NASDAQ: BLMN), one of the largest casual dining restaurant companies in the world, including most recently as President of Carrabba’s Italian Grill from 2014 to 2016 after previously serving as Executive Vice President and Chief Resource Officer from 2010 to 2014. Earlier in his career, Mr. Pace held various leadership roles at Starbucks Corporation (NASDAQ: SBUX), PepsiCo, Inc. (NASDAQ: PEP) and YUM! Brands, Inc. (NYSE: YUM). Mr. Pace currently serves as Chief Executive Officer and Chairman of the board of directors of Red Robin Gourmet Burgers, Inc. (NASDAQ: RRGB), a casual dining chain, after initially joining the board as a director in August 2019. Mr. Pace has also served as a director of Authentic Restaurant Brands, a restaurant portfolio company of Garnett Station Partners, since May 2022, and as a member of the Ownership Advisory Board for the NHL’s Dallas Stars since 2017. Mr. Pace earned his B.S. in Industrial and Labor Relations from Cornell University.

John E. Moore III, age 55, has served on our Board since January 24, 2024 and was also appointed President and Chief Executive Officer of the Company, effective January 31, 2024. Mr. Moore has previously served as the Company’s interim Chief Executive Officer from October 2023 to January 2024, prior to which he initially joined the Company as Vice President, Head of Coffee in July 2023. Before joining the Company, Mr. Moore served as the chief executive officer for Vassilaros Coffee. Prior to Vassilaros, he was the New York senior trader and general manager at Volcafe Specialty Coffee, the chief executive officer and Managing Partner of FAL Coffee Inc. and the vice president of sales and marketing at Octavio Inc., dba Dallis Coffee. Mr. Moore has 30 years of experience in the coffee industry and has extensive experience in every stage of the coffee value chain, from farms and mills to barista and roasting working both in the United States and internationally. Mr. Moore has founded and led several businesses, including Jolly Roger Imports, ELIXIR Cocktail & Espresso Bar and the German expansion of New York Gourmet GmbH & Co. Mr. Moore is also a Certified Q grader and Cup of Excellence Head Judge. He received a Bachelor of Science degree from Earlham College.

Terence C. O’Brien, age 62, has served on our Board since March 2024 and currently serves as the CEO of TriMark USA, LLC, the largest U.S. single source provider of design services, equipment and supplies to the foodservice industry. Prior to TriMark, Mr. O’Brien was the Chief Executive Officer of Chef Holdings, the parent company to the leading U.S. food manufacturers CTI Foods, LLC and Liguia Foods, LLC. Prior to Chef Holdings, Mr. O’Brien was the CEO for CP Foods North America, where he led its financial and operational turnaround. He has also previously held senior leadership roles at Suiza Foods, Dean Foods and Frito-Lay, and during his tenure as CEO led the turnaround of Brachs Confections and Impact Confections. Mr. O’Brien has previously served on a number of food industry boards, including Bellisio Foods, CP Foods North America and American Italian Pasta Company (formerly NASDAQ: AIPC). He has also been the Chairman for the Tom Landry Fellowship of Christian Athletes Endowment Fund since 2012. Mr. O’Brien holds a Bachelor of Science degree in Mechanical Engineering from Clarkson University and a Master of Business Administration degree from The Wharton School of the University of Pennsylvania.

Bradley L. Radoff, age 52, has served on our Board since 2022 and currently serves as a private investor. Mr. Radoff served as Principal of Fondren Management LP, a private investment management company, from 2005 to December 2021. Mr. Radoff previously served as a Portfolio Manager at Third Point LLC, a registered investment advisory firm, from 2006 to 2009. He also served as Managing Director of Lonestar Capital Management LLC, a registered investment advisory firm, from 2003 to 2004. Mr. Radoff also previously served as a director of Citadel Investment Group LLC, a global financial institution, from 2000 to 2003. Mr. Radoff has served as a director of Enzo Biochem, Inc. (NYSE: ENZ), an integrated diagnostics, clinical lab and life sciences company, since January 2022, where he also serves as Chair of the Audit Committee. Mr. Radoff has served as a director of Harte Hanks, Inc. (NASDAQ: HHS), a leading global customer experience company, since May 2021. Mr. Radoff previously served as a director of VAALCO Energy, Inc. (NYSE: EGY), a Texas-based independent energy company, from June 2020 to January 2022, Support.com, Inc. (formerly NASDAQ: SPRT), a leading provider of cloud-based software and services, from June 2016 until its merger in September 2021, and Pogo Producing Company (formerly NYSE: PPP), an oil and gas exploration, development and production company, from March 2007 until the completion of its sale to Plains Exploration & Production Company in November 2007. Mr. Radoff graduated summa cum laude with a B.S. in Economics from The Wharton School at the University of Pennsylvania.

Waheed Zaman, age 65, has served on our Board since September 2021. Since April 2017, Mr. Zaman has served the Chief Executive Officer of W&A Consulting, a consulting and advisory firm, where he advises senior executives on transformational change and consults with leaders and teams on personal success and leadership practices to ensure organizational effectiveness and strategy execution. Mr. Zaman’s prior experience includes his service in multiple roles with the Hershey Company, including his service as Senior Vice President, Chief Corporate Strategy and Administrative Officer and also as Chief Knowledge, Strategy and Technology Officer. While serving in such roles, Mr. Zaman was responsible for Hershey’s corporate strategy, knowledge and insights (including consumer, shopper, and category insights), information technology, and shared service functions. Prior to his service at the Hershey Company, Mr. Zaman served as Senior Vice President, Global Product Supply for Chiquita Brands International, reporting to the CEO. He was responsible for the largest integrated supply chain from farm to shelf in the Fresh Produce sector, with responsibility for banana production and sourcing in Central and Latin America, salads manufacturing in North America and logistics and shipping operations on the ground in North America and Europe. Prior to his service in a supply chain role, Mr. Zaman served as Chief Information Officer of Chiquita. Prior to his service with Chiquita, Mr. Zaman held leadership roles at the Procter & Gamble Company. Mr. Zaman is a past recipient of the Supply Chain Leaders of America Lifetime Achievement Award, a Member of the World 50 Executive Forums in Strategy, Supply Chain, IT and Digital Transformation, and a past member of the Board of Visitors of the University of Maryland Baltimore County and the McKinsey Analytics Council. Mr. Zaman holds a bachelor’s degree with a double major in Computer Science and Policy Studies from Dartmouth College.

Shaun Mara, age 60, has served on the Farmer Brothers’ Board of Directors since 2025 and is currently a member of the nominating and corporate governance committee and chair of the audit committee. Mr. Mara previously served as the chief financial officer of The Simply Good Foods Company (Nasdaq: SMPL) from October 2022 to July 3, 2025. Mr. Mara previously served as the chief financial officer at Atkins Nutritionals, Inc. and The Simply Good Foods Company from 2014 to 2017. Following the merger of Conyers Park Acquisition Corp. and Atkins Nutritionals, Inc. in June 2017, which resulted in The Simply Good Foods Company, Mr. Mara pursued other opportunities before returning to The Simply Good Foods Company in June 2019 as a senior vice president of strategy and business development. In this role, Mr. Mara led the strategic planning initiatives and integration team for the company’s acquisition of Quest Nutrition, which closed in August 2019. Mr. Mara has also previously served in multiple other chief financial officer roles, including at Dean Foods, and has amassed significant financial and managerial expertise in connection with his more than 20 years of additional service in senior financial positions with companies such as, the William Wrigley Jr. Company, the Gillette Company and Staples, Inc. Mr. Mara began his career earning a CPA while working at KPMG Peat Marwick and earned his undergraduate degree from Bentley University.

Executive Officers

The following table sets forth the current executive officers of the Company as of the date hereof. At each annual meeting of the Board of Directors, the Board of Directors formally re-appoints the executive officers, and all executive officers serve at the pleasure of the Board of Directors. No executive officer has any family relationship with any director or nominee, or any other executive officer, and there are no arrangements or understandings pursuant to which any person was selected as an officer.

Name	Age	Title	Executive Officer Since
John E. Moore III (1)	55	President and Chief Executive Officer	2023
Vance Fisher	57	Chief Financial Officer	2024
Jared G. Vitemb	42	Vice President, General Counsel, Chief Compliance Officer and Secretary	2022
Brian Miller	56	Vice President, Sales	2025

(1)	For Mr. Moore, please see his biography above in the section captioned “Directors.”

Vance Fisher joined the Company as Chief Financial Officer in June 2024. Prior to joining the Company, Mr. Fisher provided financial consulting services to various businesses, primarily in the food and beverage sector. Previously, Mr. Fisher served as the Chief Financial Officer of NBC Holdings, LLC from 2019 to 2022. Prior to NBC Holdings, LLC, Mr. Fisher served as the Chief Financial Officer of Dunn’s River Brands Group, Inc. from 2018 to 2019. Mr. Fisher has also previously served as Chief Financial Officer for Tatum, LLC, from 2016 to 2018, and Daisy Brand, LLC, from 2007 to 2016. Mr. Fisher holds a Bachelors of Accountancy and a Bachelor of Business Administration in Corporate Finance from the University of Oklahoma.

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

Brian Miller joined the Company Vice President of Sales in January 2025. Mr. Miller’s current responsibilities include, among other things, oversight of the Company’s sales and marketing operations. Mr. Miller has more than 25 years of experience leading teams in the consumer product industry. Before joining the Company, Mr. Miller served as a vice president at Custom Ink, one of the largest custom apparel companies in the U.S., from January 2018 to January 2025. Prior to his service at Custom Ink, Mr. Miller held a number of sales leadership roles, including serving as Chief Commercial Officer of Primo Water (formerly DS Services and Standard Coffee) from October 2014 to October 2017, and as the Regional President and General Manager at Mars Drinks North America from April 2008 to October 2014. Mr. Miller holds a bachelor’s degree in marketing from Oswego State University.

Corporate Governance

Board Meetings and Attendance

The Board held nine meetings during the year ended June 30, 2025 (“fiscal 2025”), including four regular meetings and five special meetings. During fiscal 2025, each director attended at least 75% of the total number of meetings of the Board (held during the period for which he or she served as a director) and committees of the Board on which he or she served (during the periods that he or she served). The independent directors generally meet in executive session in connection with each regularly scheduled Board meeting. Under the Company’s Corporate Governance Guidelines, continuing directors are expected to attend the Company’s annual meeting of stockholders absent a valid reason. Three of six directors who were then serving were present at the 2025 Annual Meeting of Stockholders, including three of the continuing directors (the “2025 Annual Meeting”).

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

During fiscal 2025, the Audit Committee held four regular meetings and no special meetings. Shaun Mara currently serves as Chair, and Bradley L. Radoff and Waheed Zaman currently serve as members of the Audit Committee. All directors who currently serve on the Audit Committee meet the Nasdaq composition requirements, including the requirements regarding financial literacy and financial sophistication, and the Board has determined that all members of the Audit Committee are independent under Rule 5605 of the Nasdaq Stock Market, Inc. Marketplace Rules (“Nasdaq Listing Rules”), and the rules of the SEC regarding audit committee membership. The Board has determined that Mr. Mara and Mr. Radoff are “audit committee financial experts” as defined in Item 407(d) of Regulation S-K under the Exchange Act.

Compensation Committee

The Compensation Committee is a standing committee of the Board. As described in its charter, available on the Company’s website under Investors—Corporate Governance, the Compensation Committee’s principal purposes are to discharge the Board’s responsibilities related to compensation of the Company’s executive officers and administer the Company’s incentive and equity compensation plans. The Compensation Committee’s objectives and philosophy with respect to the fiscal 2025 executive compensation program, and the actions taken by the Compensation Committee in fiscal 2025 with respect to the compensation of our Named Executive Officers, are described below under the heading “Compensation Discussion and Analysis.”

The Compensation Committee also is responsible for evaluating and making recommendations to the Board regarding director compensation. In addition, the Compensation Committee is responsible for conducting an annual risk evaluation of the Company’s compensation practices, policies and programs.

During fiscal 2025, the Compensation Committee held four regular meetings and no special meetings. David A. Pace currently serves as Chair, and Terence O’Brien and Waheed Zaman currently serve as members of the Compensation Committee. The Board has determined that all current Compensation Committee members are independent under the Nasdaq Listing Rules.

Compensation Committee Interlocks and Insider Participation

Messrs. Pace, O’Brien and Zaman were members of the Compensation Committee during fiscal 2025. None of the members of the Compensation Committee is or has been an executive officer of the Company, nor did any of them have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. During fiscal 2025, none of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has one or more of its executive officers serving as a director of the Company or a member of the Compensation Committee.

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

During fiscal 2025, the Nominating and Corporate Governance Committee held four regular meetings and one special meeting. Mr. Radoff currently serves as Chair, and David A. Pace and Shaun Mara currently serve as members of the Nominating and Corporate Governance Committee. The Board has determined that all current Nominating and Corporate Governance Committee members are independent under the Nasdaq Listing Rules.

Board Diversity

The below Board Diversity Matrix reports self-identified diversity statistics for the Board of Directors.

Board Diversity Matrix
	As of September 1, 2024				As of September 1, 2025
Total Number of Directors	6				6
Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender	Female	Male	Non- Binary	Did Not Disclose Gender
Directors	1	5	0	0	0	6	0	0
Part II: Demographic Background
African American or Black	0	0	0	0	0	0	0	0
Alaskan Native or Native American	0	0	0	0	0	0	0	0
Asian or South Asian	0	1	0	0	0	1	0	0
Hispanic or Latinx	0	0	0	0	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0	0	0	0	0
White	1	4	0	0	0	5	0	0
Two or More Races or Ethnicities	0	0	0	0	0	0	0	0
LGBTQ+	0	0	0	0	0	0	0	0
Military Veterans	0	0	0	0	0	0	0	0
Directors with disabilities	0	0	0	0	0	0	0	0
Did Not Disclose Demographic Background	0	0	0	0	0	0	0	0

Board Leadership Structure

Under our Second Amended and Restated Bylaws (“Bylaws”), the Board, in its discretion, may choose a Chairman of the Board. If there is a Chairman of the Board, such person may exercise such powers as provided in the Bylaws or assigned by the Board. David A. Pace was appointed as Chairman of the Board on March 4, 2024, after serving on an interim basis beginning on October 11, 2023. Mr. Pace continues to serve as the Chairman of the Board as of the date of the annual report.

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

Compensation-Related Risk

As part of its risk oversight role, our Compensation Committee annually considers whether our compensation policies and practices for all employees, including our executive officers, create risks that are reasonably likely to have a material adverse effect on our Company. In fiscal 2025, the Compensation Committee noted several design features of our compensation programs that reduce the likelihood of excessive risk-taking, including, but not limited to, the following:

•	A good balance of fixed and at-risk compensation, as well as an appropriate balance of cash and equity-based compensation.

•	Management incentive programs are based on multiple metrics.

•	The Compensation Committee is directly involved in setting short- and long-term incentive performance targets and payout intervals, assessing performance against targets, and reviewing/approving the performance goals for the CEO and other executives.

•	The Compensation Committee reviews the short- and long-term incentive programs annually in connection with feedback received from shareholders in connection with the Company’s stockholder engagement campaigns, so as to ensure the Company’s compensation practices align with shareholder expectations.

•	Executive annual short-term incentive awards are capped at 200% of the target opportunity and the performance-based restricted stock units in the long-term incentive plan are capped at 200% of target opportunity.

•	Long-term equity awards are typically made on an annual basis which creates overlapping vesting periods and ensures that management remains exposed to the risks of their decision-making through their unvested equity-based awards for the period during which the business risks are likely to materialize.

•	Long-term compensation for senior executives is comprised of time-based restricted stock units that vest ratably over three years and performance-based restricted stock units that are earned based on three-year performance goals. Company shares are inherently subject to the risks of the business, and the combination of options and performance-based restricted stock units ensure that management participates in these risks.

•	The number of performance-based restricted stock units ultimately earned by the Company’s executives and employees are determined at the end of a three-year performance period based on achievement against the performance goals.

•	The Company has significant share ownership requirements for executives and non-employee directors. Executive officers are required to hold share-based compensation awards until meeting their ownership requirements. Company shares held by management are inherently subject to the risks of the business.

•	Executive compensation is benchmarked annually by the Committee’s independent consultant relative to pay levels and practices at peer companies.

•	The Company has a clawback policy in place that provides for the mandatory recovery of both cash- and equity-based compensation paid on the basis of the achievement of financial performance measures in the event of an accounting restatement.

•	The Company prohibits employees and directors from hedging or pledging its securities.

•	The Compensation Committee is composed solely of independent directors and retains an independent compensation consultant to provide a balanced perspective on compensation programs and practices. The Compensation Committee approves all pay decisions for executive officers.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, certain of our officers, and persons who beneficially own more than 10% of the Company’s common stock, par value $1.00 per share (“Common Stock”), to file insider trading reports (Forms 3, 4 and 5) with the SEC relating to the number of shares of Common Stock that they own and any changes in their beneficial ownership. To our knowledge, based solely on our records and certain written representations received from our executive officers and directors, during the fiscal year ended June 30, 2025, all persons related to the Company that are required to file these insider trading reports have filed them in a timely manner. Copies of the insider trading reports can be found on the Company’s website at www.farmerbros.com.

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

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our executive compensation philosophy, objectives, and programs, the decisions made under those programs and factors considered by our Compensation Committee in fiscal 2025 with respect to the compensation of (i) any person who served as the Company’s principal executive officer during any part of fiscal 2025; (ii) the two most highly compensated executive officers other than the Company’s principal executive officer who were serving as executive officers at the end of fiscal 2025; and (iii) up to two additional executive officers for whom disclosure would have been provided but for the fact that such person was not serving as an executive officer at the end of fiscal 2025 (collectively, the “Named Executive Officers”).

Fiscal 2025 Named Executive Officers

Name	Title (as of June 30, 2025)
John E. Moore III	President and Chief Executive Officer
Vance Fisher	Chief Financial Officer
Jared G. Vitemb	Vice President, General Counsel, Chief Compliance Officer and Secretary

Recent Changes in Management

The Company experienced turnover of certain senior management positions during the 2025 fiscal year. On January 13, 2025, Thomas E. Bauer, the Company’s former Vice President, Chief Commercial Officer, was appointed as the Company’s Vice President, Chief Field Operations Officer, and served in such role until his employment with the Company terminated, effective April 8, 2025. Mr. Bauer’s duties were assumed by Mr. Miller and Travis Young, Vice President of Field Operations upon his separation from the Company.

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

Compensation Policies and Practices—Good Governance

Consistent with our commitment to strong corporate governance, in fiscal 2025, our Board followed the compensation policies and practices described below to drive performance and serve our stockholders’ long-term interests:

What We Do

•	Our Compensation Committee is composed solely of independent directors, and regularly meets in executive session without members of management present.

•	Our Compensation Committee retains an independent compensation consultant to provide it with advice on matters related to executive compensation.

•	Our Compensation Committee regularly reviews and assesses the potential risks of our compensation policies and practices.

•	The structure of our executive compensation program includes a mix of cash and equity-based compensation, with an emphasis on performance-based compensation.

•	The competitiveness of our executive compensation program is assessed by comparison to the compensation programs of peer group companies that are similar to us in terms of industry, annual revenue, and/or other business characteristics.

•	Our clawback policy, which was amended and restated in fiscal 2025 for purposes of compliance with Section 10D of the Exchange Act and the Nasdaq listing standards, provides for the mandatory recovery of both cash- and equity-based compensation paid on the basis of the achievement of financial performance measures in the event of an accounting restatement.

•	We maintain meaningful stock ownership guidelines for directors and executive officers that promote a long-term stockholder perspective.

What We Do Not Do

•	We do not provide for excise tax gross-ups in connection with severance or other payments or benefits arising in connection with a change in control.

•	We do not provide for “single trigger” change in control payments or benefits.

•	We do not provide guaranteed base salary increases or guaranteed bonuses.

•	We do not provide supplemental pension benefits to our Named Executive Officers.

•	We do not provide excessive perquisites.

•	We do not permit (absent stockholder approval in the case of repricing/exchanging), and have not engaged in, the practice of backdating or re-pricing/exchanging stock options.

•	We do not allow directors or executive officers to hedge or short sell Company stock.

•	We do not allow directors or executive officers to pledge shares as collateral for a loan or in a margin account.

Results of Recent Advisory Votes, Stockholder Outreach and Changes for 2025

Every year, the Company provides stockholders with the opportunity for an annual vote to approve its executive compensation program on an advisory basis.

As described in last year’s proxy statement, the Compensation Committee implemented several material changes to our executive compensation program that took effect during fiscal 2023, and made even more significant changes to our executive compensation program for fiscal 2024. The Compensation Committee implemented additional changes to our executive compensation program for fiscal year 2025, based largely on the metrics and design that our stockholders told us they prefer to see. We intend to continue to seek and respond to stockholder concerns regarding our executive compensation in future years. Our new LTI program for fiscal year 2025 for NEOs consists of the following design features:

•	Addition of smaller companies to the compensation peer group to better orient the Compensation Committee towards a total group that more closely reflects the size of the Company following the disposition of our direct ship business.

•	A mix of 50% time-based Restricted Stock Units (“RSUs”) and 50% Performance-based Restricted Stock Units (“PBRSUs”).

•	The PBRSUs granted in fiscal 2025 measure cumulative free cash flow (“FCF”) based on the achievement of certain thresholds over a three-year period. The FCF component of the PBRSUs accounts for 50% of the total award, and the closing price of our common stock at the end of the performance period (the “Price Hurdle”) accounts for the remaining 50%.

•	The use of FCF as the principal measure in our LTI program for fiscal 2025 awards differentiates from the Adjusted EBITDA metric that we use in our STI program.

The switch to a cumulative 3-year performance metric based on FCF was based on feedback from our stockholder outreach program, as shareholders expressed a view the FCF is a more important metric for the Company to focus on.

•	The Price Hurdle will be measured over three years and generate a payout factor at the end of the three years based on the closing price of the Company’s common stock at the end of the performance period. The purpose of the absolute Price Hurdle is to incentivize achievement of improved shareholder returns over a three-year period.

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

Compensation Consultant

The Compensation Committee has the authority to retain the services of outside consultants to assist it in performing its responsibilities. In fiscal 2025, the Compensation Committee engaged Meridian Compensation Partners, LLC, an independent compensation consultant (“Meridian”) to provide advisory and consulting services relating to the Company’s executive officer and director compensation programs, consultation regarding short-term and long-term incentive plan design, , and consultation regarding corporate governance practices and general Compensation Committee matters and processes. In fiscal 2025, the Compensation Committee also engaged Meridian to help determine the compensation of our President and Chief Executive Officer, as well as our other Named Executive Officers.

Meridian provided no other services to the Company or its affiliates during fiscal 2025 other than as described above. The Compensation Committee has determined that Meridian is “independent” according to the criteria required by the SEC in Rule 10C-1 of the Exchange Act.

Management’s Role in Establishing Compensation

The compensation of the Named Executive Officers is determined by the Compensation Committee, taking into account the input and recommendations of our President and Chief Executive Officer regarding compensation for those executive officers, and taking into account the input of the Nominating and Corporate Governance Committee and Chairman regarding performance of our President and Chief Executive Officer. The Compensation Committee has sole authority for all final compensation determinations regarding our President and Chief Executive Officer. In fiscal 2025, our President and Chief Executive Officer, Sr. Director of Total Rewards/VP of Human Resources and General Counsel routinely attended the meetings of the Compensation Committee to provide input, as requested by the Compensation Committee and, in the case of the General Counsel, to act as secretary for the meeting; however, no executive officer has any role in approving his or her own compensation, and neither our President and Chief Executive Officer nor any other Named Executive Officer is present during the portion of the meeting at which the Compensation Committee considers their compensation. The Compensation Committee regularly meets in executive session, without members of the management team present, when discussing and approving executive compensation.

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

When setting compensation, the Compensation Committee considers other factors in addition to market data, including:

•	individual performance;

•	impact on long-term stockholder value creation;

•	impact on development and execution of Company strategy;

•	experience and tenure in role;

•	retention;

•	trends and competitive factors impacting the labor market;

•	internal alignment;

•	the impact of macroeconomic conditions, inflationary pressures on the business and management’s actions to respond to the uncertain market in fiscal 2025; and

•	scope of responsibility.

The Compensation Committee, with the assistance of Meridian, developed and approved the following peer group for purposes of benchmarking the compensation levels of our Named Executive Officers relative to our peers and informing fiscal 2025 pay levels for our Named Executive Officers:

Freshpet, Inc.	BRC, Inc.
Westrock Coffee Company	Village Farms International, Inc.
SunOpta, Inc.	Beyond Meat, Inc.
MGP Ingredients, Inc.	Bridgford Foods Corporation
Vital Farms, Inc.	Lifeway Foods, Inc.
The Vita Coco Company, Inc.	Zevia PBC

The Compensation Committee evaluates our peer group annually and makes adjustments to this peer group when appropriate to reflect changes in relative size or operations of the Company or its peers, or to address changes resulting from mergers, acquisitions or other structural changes. As such, during fiscal 2025, the Compensation Committee made additional changes to the peer group set to remove larger companies and add smaller companies so that the group on the whole is closer in revenue size to Farmer Bros. Specifically, the Compensation Committee removed The Duckhorn Portfolio, Inc., Vintage Wine Estates, Inc. and Whole Earth Brands, Inc., as each of these had reported revenues greater than $1 billion at the time of the Compensation Committee’s review. The Compensation Committee then added Lifeway Foods, Inc., Westrock Coffee Company and Zevia PBC, as each had reported revenues closer to Farmer Bros. revenues at the time of the Committee’s review. These companies were used for benchmarking officer compensation for fiscal 2025 to inform fiscal 2025 pay decisions.

Fiscal 2025 Named Executive Officer Compensation Mix

In fiscal 2025, the Compensation Committee’s compensation decisions with respect to our Named Executive Officers, including the revisions to the LTI program for fiscal 2025, reflected strong alignment between pay and performance. We believe that our compensation programs were therefore also strongly aligned with the long-term interests of our stockholders.

The following charts illustrate, with respect to our President and Chief Executive Officer and our other Named Executive Officers as a group, the base salary, target short-term cash incentive compensation, and target long-term equity incentive compensation as a percentage of target total direct compensation for fiscal 2025. As shown below, a significant portion of Named Executive Officer target direct compensation is “at risk” variable compensation rather than fixed compensation, reflecting our philosophy of aligning Named Executive Officer compensation with performance generally and stockholder value creation specifically.

Key Elements of Fiscal 2025 Executive Compensation Program

Below are the key elements of the Company’s fiscal 2025 executive compensation program applicable to our Named Executive Officers.

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

Base Salary

Consistent with the established executive compensation philosophy and objectives described above, and utilizing the peer comparisons provided by Meridian, the Compensation Committee approved fiscal 2025 annual base salaries for the Named Executive Officers as shown in the table below.

Named Executive Officers	Fiscal 2025 Annual Base Salary(1)	Fiscal 2024 Annual Base Salary(1)	Annual Base Salary Percentage Change
John E. Moore III	$450,000	$450,000	0%
Vance Fisher	$400,000	$400,000	0%
Jared G. Vitemb	$350,000	$315,000	11%

(1) Annual base salary as of the end of the applicable fiscal year.

Short-Term Cash Incentives for Fiscal 2025

Fiscal 2025 awards were designed to place a significant portion of each Named Executive Officer’s annual cash compensation “at risk” and were designed to align the near-term focus of our Named Executive Officers with our business goals for the relevant period.

For the fiscal 2025 Short-Term Cash Incentive Program, the Compensation Committee used adjusted EBITDA as the relevant performance metric and set a minimum threshold for achievement (described below) which, if achieved, the Compensation Committee believed would reflect a meaningful level of Company profitability and would be aligned with our strategic plan to deliver long-term value to our stockholders. Generating EBITDA is critically important during this time in the Company’s history which is why adjusted EBITDA was the primary performance metric for the fiscal 2025 annual cash incentive program. In addition to this financial metric, the 2025 Short-Term Cash Incentive Program permitted the Compensation Committee to adjust the payout up or down by 20% to reflect individual performance.

For this purpose, “adjusted EBITDA” was defined loss from continuing operations excluding the impact of: (i) income tax expense; (ii) interest expense; (iii) depreciation and amortization expense; (iv) 401(k) and share-based compensation expense; (v) net losses (gains) on disposal of assets; (vi) loss related to sale of business; (vii) severance costs; (viii) pension settlements charges; and (ix) strategic initiatives.

Adjusted EBITDA was $14.8 million for fiscal 2025, reflecting 67.4% achievement with respect to the adjusted EBIDTA target. In light thereof, the Compensation Committee determined that the plan should pay out 67.4% on the financial metric portion, which is what it awarded to Mr. Moore. Based on the Compensation Committee’s evaluation of their individual performance, Messrs. Fisher and Vitemb were each awarded an additional 10% payout for fiscal 2025.

The following table shows such achievement compared to the Company-wide performance threshold for fiscal 2025.

Metric	Threshold Goal	Target	Maximum	Actual Achievement	Actual Achievement Compared to Target Performance	Payout for Fiscal 2025 Company-wide Performance
	50%	100%	200%
Adjusted EBITDA	$11.0M	$22M	$26.8M	$14.8M	67.4%	67.4%

The following table shows such target achievement compared to actual earned short-term cash incentive for fiscal 2025.

Named Executive Officers	Short-Term Cash Incentive Target (% of Base Salary)	Short-Term Cash Incentive Target ($ amount)	Short-Term Cash Incentive Earned
John E. Moore III	100%	$450,000	$303,300
Vance Fisher	60%	$240,000	$185,760
Jared G. Vitemb	60%	$210,000	$162,540

Long-Term Incentive Compensation

Awards

The fiscal 2025 long-term incentives were designed to be competitive with market and directly align our incentives with our long-term business priorities and compensation outcomes to Company performance and shareholder interests. The Compensation Committee believes that the fiscal 2025 long-term incentive program facilitates strong pay for performance alignment in that the RSUs only appreciate in value to the extent that the stock price appreciates, and the PBRSUs only vest to the extent that the performance goals are achieved, placing the emphasis on stock price and stockholder alignment on internal Company performance and business strategy. The Compensation Committee also believes that long-term incentives serve as a retention tool for key executives, which is particularly important in this competitive market for talent.

Our practice historically has been to grant annual normal-cycle long-term incentive awards generally in the second quarter of the fiscal year, with interim grants for new hires and promotions after the annual grant date being made on the first day of the calendar month following the hire or promotion, as applicable.

Fiscal 2025 Awards

Restricted Stock Units

In fiscal 2025, except for the inducement grants described below under the caption “Vance Fisher Promotional Grants,” all of the RSUs granted to each of our Named Executive Officers were made under the Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”) and vest ratably over three years, with one-third of the total number of shares subject to each such RSUs vesting on each of the first three anniversaries of the grant date, contingent on continued employment.

Performance-Based Restricted Stock Units

In fiscal 2025, the PBRSUs granted to our Named Executive Officers under the 2017 Plan cliff vest following the end of the three-year performance period, based upon achievement of FCF and Price Hurdle (as further described above) performance goals for the performance period spanning from July 1, 2025 through June 30, 2027. For fiscal 2025, performance against cumulative FCF and Price Hurdle targets will determine a payout factor for the three-year performance period which can range from 0% to 200% of target. No PBRSUs can be earned or paid prior to the conclusion of the full three-year measurement period, when final achievement will be determined.

Our performance goals for FCF are based on business forecasts and relevant expectations reflecting our strategic plans and aspirations to grow our business. The Compensation Committee has historically established aggressive, yet achievable performance goals intended to motivate the Company’s executive officers to achieve internal goals and results that will benefit the Company’s stockholders, while maintaining strong alignment between pay and performance. Actual achievement of the three-year performance goals for the PBRSU awards granted in fiscal 2025 will be reflected in our proxy statement reporting payouts following the conclusion of the three-year performance period.

The specific FCF thresholds established for the fiscal 2025-2027 performance period are as follows:

Cumulative FCF	Payout %	Threshold
$10.9M	50%	Minimum
$39.3M	100%	Target
$51.5M	200%	Maximum

The specific Price Hurdle thresholds established for the fiscal 2025-2027 performance period are as follows:

Price Hurdle	Payout %	Threshold
$6 per share	100%	Minimum
$12 per share	200%	Maximum

The purpose of the absolute Price Hurdle is to incentivize achievement of improved shareholder returns over a three-year period. The payouts of both the FCF and Price Hurdle metrics are interpolated between levels.

Vance Fisher New-Hire Grants

In connection with his hiring, on July 1, 2024, Mr. Fisher received an inducement grant material to his entering into employment with the Company (the “Inducement Award”), which was made under the Farmer Bros. Co. 2020 Inducement Incentive Plan (the “Inducement Award Plan”). Mr. Fisher’s inducement grant consisted of 100,000 RSUs, which vest ratably over three years, with one-third of the total number of shares subject to each such RSUs vesting on each of the first three anniversaries of the grant date, contingent on his continued employment.

In addition, on July 1, 2024, Mr. Fisher was granted 120,000 PRBSUs in connection with his appointment as CFO. The performance goal applicable to these PBRSUs shall be met, upon the earliest to occur of the following: (i) the date the preceding ninety (90) consecutive trading day volume-weighted average price of the Common Stock Company equals or exceeds $6.00 per share (the “VWAP Target”) or (ii) the date of the consummation of a Change in Control (as defined in the 2017 Plan) valuing the Company’s Common Stock at $6.00 per share or higher (the “Change in Control Target”), in each case provided that the date the goal is met occurs before the third anniversary of the grant date.

These PBRSUs shall expire if neither the VWAP Target nor the Change in Control Target has been met by July 1, 2027.

Change in Control Severance Agreements

The Company is party to severance agreements with each of the Named Executive Officers. During fiscal 2023, the Company adopted and approved certain revisions to the form of severance agreement for executive officers, and on June 30, 2023, entered into new severance agreements with each Named Executive Officer, on such form (each, a “Severance Agreement” and collectively, the “Severance Agreements”). The Severance Agreements superseded and replaced the prior change in control severance agreement in place between the Company and the related Named Executive Officer, effective as of June 30, 2023. Additionally, a detailed description of the severance benefits each Named Executive Officer is due to receive based on their Severance Agreement is set forth below under the heading “Named Executive Officer Compensation—Potential Payments Upon Termination or Change in Control.” These agreements were revised on August 12, 2025. The above disclosure refers to severance agreements as in effect for fiscal 2025.

These agreements were entered into to achieve the following objectives: (a) assure the Named Executive Officers’ full attention and dedication to the Company, free from distractions caused by personal uncertainties and risks related to a pending or threatened change in control; (b) assure the Named Executive Officers’ objectivity with respect to stockholders’ interests in a change in control scenario; (c) assure the fair treatment of the Named Executive Officers in the event of a termination without cause or resignation for good reason following a following a change in control; (d) formalize the Company’s historic severance practices in the event of a termination without cause or resignation with good reason outside of a change in control; and (e) attract and retain key talent during uncertain times. The agreements are structured so that payments and benefits are provided if there is a qualifying termination of employment (“single trigger”), either by us (other than for “Cause,” disability or death), or by the Named Executive Officer in connection with a resignation for “Good Reason” (as each term is defined in the Severance Agreements).

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
John E. Moore III	2025	450,000	-	852,000	-	303,300	-	1,605,300
President and Chief Executive Officer	2024	346,538	-	1,499,296	-	-	100,086	1,945,920
Vance Fisher(1) Chief Financial Officer	2025	400,000	-	836,998	-	185,760	-	1,422,758
Jared G. Vitemb	2025	316,616	-	234,300	-	162,540	-	713,456
Vice President, General Counsel, Secretary and	2024	315,000	157,500	217,800	-	-	23,470	713,770
Chief Compliance Officer	2023	310,961	-	224,998	-	-	16,759	552,718

(1) Mr. Fisher joined the Company as Chief Financial Officer, effective June 10, 2024. Because Mr. Fisher did not qualify as one of the Company’s NEOs for fiscal 2024 under Item 402(m) of Regulation S-K, disclosure of his fiscal 2024 compensation is excluded.

Salary (Column C)

The amounts reported in column C represent base salaries earned by each of the Named Executive Officers for the fiscal year indicated, prorated based on applicable start dates during the fiscal year or the dates of resignation or termination. The amounts shown include amounts contributed by the employee to the Company’s 401(k) Plan.

Bonus (Column D)

The amounts reported in column D represent bonuses received by Mr. Vitemb during fiscal 2024in connection with his entry into a Retention Agreement with the Company, pursuant to which he received $157,500 as a one-time cash payment on September 13, 2023 following execution of the agreement.

Stock Awards (Column E)

The amounts in column E include the aggregate grant date fair value of the annual RSU and/or PBRSU awards, as applicable, received by such Named Executive Officer for each reported fiscal year. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 14 to our audited consolidated financial statements for the fiscal year ended June 30, 2025 included in our 2024 Form 10-K, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any forfeitures relating to service-based (time-based) vesting conditions.

For annual PBRSU awards in each of fiscal 2025, fiscal 2024 and fiscal 2023, we have reported the fair value of the award based upon the probable satisfaction of the performance conditions as of the grant date. The maximum aggregate grant date fair value that would have been received if the highest level of performance was achieved in fiscal 2025 would have been $852,000 for Mr. Moore, $873,996.70 for Mr. Fisher and $234,300 for Mr. Vitemb. These amounts do not reflect the Company’s expense for accounting purposes for these awards, and do not represent the actual value that may be realized by the Named Executive Officers. For further information on these awards, see the Grants of Plan-Based Awards Table and Outstanding Equity Awards at Fiscal Year-End Table in this Amendment.

Non-Equity Incentive Plan Compensation (Column G)

The amounts reported in column G represent the aggregate dollar value of the annual incentives earned by the Named Executive Officers under the 2017 Plan for fiscal 2022 under the short-term incentive plan for the relevant fiscal year. As a result of the Company’s failure to achieve threshold levels of performance in fiscal 2024 and fiscal 2025, no payouts are reported for any of the Named Executive Officers during those periods. In accordance with SEC rules, the actual annual incentive amounts earned by the Named Executive Officers are reflected in the Summary Compensation Table in the fiscal year earned, even though these annual incentive amounts are paid in the subsequent fiscal year.

All Other Compensation (Column H)

The amounts reported in column H include the following:

All Other Compensation(1)
Name	Year	Company Contributions to 401(k) Plan ($)(2)	Relocation Expense ($)		Payments Under Severance Agreements ($)
John E. Moore III	2025	-	-		-
President and Chief Executive Officer	2024	4,570	95,515	(3)	-
Vance Fisher Chief Financial Officer	2025	-	-		-
Jared G. Vitemb	2025	-	-		-
Vice President, General Counsel, Chief Compliance Officer	2024	23,470	-		-
and Secretary	2023	16,759	-		-

(1)	Except as set forth in the table, the total value of all perquisites and other personal benefits received by each of our Named Executive Officers did not exceed $10,000 in fiscal 2025 and has been excluded from the table.
(2)	Represents the Company’s contribution under the 401(k) including the Company matching contribution and the Qualified Non-elective Contribution (QNEC). Company contributions (and any earnings thereon) are 100% vested. The QNEC contributions were made in Common Stock.
(3)	The figure presented in this column for Mr. Moore reflects relocations expenses paid on behalf of the Company in connection with Mr. Moore’s move from New York to Texas.

Total Compensation (Column I)

The amounts reported in column I are the sum of columns C through H for each of the Named Executive Officers.

Fiscal 2025 Grants of Plan-Based Awards

The following table sets forth, for each of our Named Executive Officers, the plan-based awards granted to each of our Named Executive Officers during fiscal 2025.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name and Award Type	Grant Date	Threshold ($)(3)	Target ($)(3)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
John E. Moore III President and Chief Executive Officer
RSU	11/08/2024	-	-	-	-	-	-	200,000	-	-	426,000
PBRSU	11/08/2024		-	-	-	200,000	400,000	-	-	-	426,000
Vance Fisher Chief Financial Officer
RSU	07/01/2024	-	-	-	-			60,000	-	-	150,000
PBRSU	07/01/2024	-	-	-	-	120,000	120,000	-	-	-	300,000
RSU	07/01/2024	-	-	-	-	-	-	40,000	-	-	100,000
PBRSU	11/08/2024	-	-	-	-	134,741[1]	269,482	-	-	-	286,998
Jared G. Vitemb Vice President, General Counsel, Secretary and Chief Compliance Officer
RSU	11/08/2024	-	-	-	-	-	-	55,000	-	-	117,150
PBRSU	11/08/2024	-	-	-	-	55,000	110,000	-	-	-	117,150

(1)	Represents PBRSU awards granted to our Named Executive Officers in fiscal 2025 which cliff vest as described above based upon achievement of FCF and price hurdle goals and for the performance period of July 1, 2025 through June 30, 2027, except for the grant of 120,000 PBRSUs to Vance Fisher which vest upon the achievement of the stock price target described above.

(2)	Reflects the grant date fair value of restricted stock and PBRSU awards computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 14 to our audited consolidated financial statements for the fiscal year ended June 30, 2025, included in our 2025 Form 10-K, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any risk of forfeiture relating to service-based (time-based) vesting conditions. The amount reported for PBRSU awards is based upon the probable satisfaction of the performance conditions as of the grant date.

(3)	Represents annual cash incentive opportunities under the Short-Term Cash Incentive Program based on the Company’s achievement of certain metrics, as determined by the Compensation Committee. Our Named Executive Officers received no cash payout under the Short-Term Cash Incentive Program in fiscal 2025. Annual cash incentive awards earned by our Named Executive Officers for performance in respect of a fiscal year are paid during the subsequent fiscal year. Such earned awards are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

1 Mr. Fisher’s offer letter did not contain a floor price in connection with this grant that was applicable to other NEOs. Due to an administrative error, the floor price was initially applied to this grant, but this was corrected at a later date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards at June 30, 2025 granted to each of our Named Executive Officers.

	Option Awards					Stock Awards
Name and Award Type	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John E. Moore III President and Chief Executive Officer
RSU Inducement Award	-	-	-	-	-	16,611	22,757	-	-
FY 2024 RSU	-	-	-	-	-	25,157	34,465	-	-
FY 2024 RSU	-	-	-	-	-	30,000	41,100	-	-
FY 2024 RSU	-	-	-	-	-	61,308	83,992	-	-
FY 2025 RSU	-	-	-	-	-	200,000	274,000	-	-
FY 2024 PBRSU	-	-	-	-	-	-	-	45,000	61,650
FY 2024 PBRSU	-	-	-	-	-	-	-	91,961	125,987
FY 2024 PBRSU	-	-	-	-	-	-	-	122,615	167,983
FY 2025 PBRSU	-	-	-	-	-	-	-	200,000	274,000
Vance Fisher (5) Chief Financial Officer
FY 2025 RSU	-	-	-	-	-	60,000	54,800	-	-
FY 2025 RSU	-	-	-	-	-	40,000	36,534	-	-
FY 2024 PBRSU	-	-	-	-	-	-	-	120,000	164,400
FY 2024 PBRSU	-	-	-	-	-	-	-	134,741	184,595
Jared G. Vitemb Vice President, General Counsel, Secretary and Chief Compliance Officer
FY 2023 RSU	-	-	-	-	-	5,860	8,028	-	-
FY 2023 CRSU	-	-	-	-	-	5,860	8,028	-	-
FY 2024 RSU	-	-	-	-	-	30,000	41,100	-	-
FY 2024 PBRSU	-	-	-	-	-	-	-	45,000	61,650
FY 2025 RSU	-	-	-	-	-	55,000	75,350	-	-
FY 2025 PBRSU	-	-	-	-	-	-	-	55,000	75,350

(1)	Stock options vest in equal ratable installments on each of the first three anniversaries of the date of grant, contingent on continued employment through the applicable vesting date, and subject to accelerated vesting in certain circumstances.
(2)	Restricted stock units vest in equal ratable installments on each of the first three anniversaries of the date of grant, contingent on continued employment through the applicable vesting date, and subject to accelerated vesting in certain circumstances.
(3)	The market value was calculated by multiplying the closing price of our Common Stock on June 30, 2025 ($1.37) by the number of shares of Common Stock underlying the unvested RSUs or PBRSUs.
(4)	PBRSU awards cliff vest following the expiration of the three-year performance period upon the certification by the Compensation Committee of the Company’s achievement of performance goals for the three-year performance, subject to certain continued employment conditions and subject to the acceleration provisions of the 2017 Plan and restricted stock unit award agreement. At the end of the three-year performance period, the number of PBRSUs that actually vest will be 0% to 200% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those performance goals measured over the full three-year performance period, with payouts for performance between threshold and target, and between target and maximum determined by reference to a matrix established by the Compensation Committee. The target number of PBRSUs is presented in the table.

Option Exercises and Stock Vested During Fiscal 2025

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
John E. Moore III President and Chief Executive Officer	-	-	66,356	141,284
Vance Fisher Chief Financial Officer	-	-	-	-
Jared G. Vitemb Vice President, General Counsel, Secretary and Chief Compliance Officer	-	-	51,893	110,174

Pension Benefits

None of our Named Executive Officers are entitled to payments or other benefits at, following, or in connection with retirement.

Change in Control and Termination Arrangements

The Company previously entered into change in control severance agreements with each of the Named Executive Officers. On June 30, 2023, Messrs. Moore and Vitemb (each, an “Executive”) entered into Severance Agreements with the Company on the revised form approved by the Compensation Committee, each of which superseded and replaced the prior change in control severance agreement in place between the Company and the related Executive, effective as of June 30, 2023. On June 10, 2024 Mr. Fisher entered into a Severance Agreement with the Company on the revised form approved by the Compensation Committee, effective as of June 10, 2024. These agreements were revised on August 12, 2025. The above disclosure refers to severance agreements as in effect for fiscal 2025.

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

Potential Payments Upon Termination or Change in Control

The following table sets forth the estimated payments and benefits that would be provided to our Named Executive Officers upon termination or a change in control, assuming the trigger event took place on June 30, 2025. The actual amount of payments and benefits can only be determined at the time of such a termination or change in control, and therefore the actual amounts may vary from the estimated amounts in the tables below. Descriptions of how such payments and benefits are determined under the circumstances, material conditions and obligations applicable to the receipt of payments or benefits and other material factors regarding such agreements, as well as other material assumptions that we have made in calculating the estimated compensation, follow these tables.

Name	Termination Without Cause or Resignation for Good Reason Outside of Change in Control Period(1)	Termination Without Cause or Resignation for Good Reason Within Change in Control Period(2)	Termination for Cause or Resignation Absent Good Reason
John E. Moore III President and Chief Executive Officer
Base Salary Continuation (3)	450,000	900,000	0
Annual Incentive Payments(4)	0	0	0
Value of Accelerated Stock Options	0	0	0
Value of Accelerated Restricted Stock Units	0	456,313	0
Value of Accelerated PBRSUs(5)	0	629,619	0
Health and Dental Insurance	30,632	61,264	0
Outplacement Services	0	20,000	0
Total Pre-Tax Benefit	480,632	2,067,196	0
Vance Fisher Chief Financial Officer
Base Salary Continuation (3)	400,000	800,000	-
Annual Incentive Payments(4)	0	0	-
Value of Accelerated Stock Options	0	0	-
Value of Accelerated Restricted Stock Units	0	137,000	-
Value of Accelerated PBRSUs	-	348,995	-
Health and Dental Insurance	18,681	37,363	-
Outplacement Services	0	20,000	-
Total Pre-Tax Benefit	418,681	1,343,358	-
Jared G. Vitemb Vice President, General Counsel, Secretary and Chief Compliance Officer
Base Salary Continuation (3)	350,000	700,000	0
Annual Incentive Payments(4)	0	0	0
Value of Accelerated Stock Options	0	0	0
Value of Accelerated Restricted Stock Units	0	124,478	0
Value of Accelerated PBRSUs(5)	0	137,000	0
Health and Dental Insurance	28,818	57,637	0
Outplacement Services	0	20,000	0
Total Pre-Tax Benefit	378,818	1,039,115	0

(1)	“Change in Control Period” has the meaning set forth in the Severance Agreements.
(2)	“Change in Control Period” has the meaning set forth in the Severance Agreements.
(3)	Amounts include Named Executive Officer’s base salary as well as amounts such Named Executive Officer would pay on an annual basis for COBRA.
(4)	Because the Company did not meet its fiscal 2025 adjusted EBITDA target, no annual incentives are payable pursuant to the Severance Agreements.
(5)	This row reports the intrinsic value of unvested portions of the Named Executive Officer’s PBRSUs that would accelerate in the scenarios described above. This value is calculated by multiplying $1.37 (the closing price of our Common Stock as reported by the Nasdaq Global Select Market on June 30, 2025, the hypothetical acceleration date) by the number of PBRSUs subject to the accelerated portion of the award.

Value of Accelerated Vesting of Equity Awards

Under the terms of the Named Executive Officers’ outstanding awards, in the event of death or “Disability” (as defined in the applicable plan):

•	a pro rata portion of any unvested restricted stock units will vest; and

•	outstanding PBRSU awards will remain outstanding and the participant will be eligible to earn a pro-rata portion of the number of PBRSU awards that would have been earned based on actual performance through the end of the performance period (amounts shown in the tables above assume 100% of the target PBRSU awards were earned at the end of the performance period).

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

The value of accelerated awards shown in the tables above was calculated using the closing price of our Common Stock on June 30, 2025 ($1.37).

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

CEO to Median Employee Pay Ratio

In accordance with applicable SEC rules, we are providing the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees, excluding our CEO. For fiscal 2025, as calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, the annual total compensation of our CEO was $1,605,300 as disclosed in the “Summary Compensation Table”, the median of the annual total compensation of our employees other than the CEO was $ 56,160, and the ratio of our CEO’s annual total compensation to the median of the annual total compensation of our other employees was 28.6 to 1.

We believe the ratio presented above is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. We determined our median employee based on total direct compensation paid to all of our employees (consisting of approximately 865individuals active as of June 30, 2025) for the fiscal year ended June 30, 2025. Total direct compensation was calculated using internal human resources records and included base salary (wages earned based on our payroll records), cash incentive awards earned for the period, and the annual grant date fair value of long-term incentive awards during fiscal 2025.

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

Pay Versus Performance Table

Year (1)	Summary Compensation Table Total for PEO (former)	Summary Compensation Table Total for PEO (current)	Compensation Actually Paid to PEO (former)(2)(3) ($)	Compensation Actually Paid to PEO (current)(2)(3) ($)	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs(2)(3) ($)	Value of Initial Fixed $100 Investment Based on TSR ($)	Net Income (GAAP)(4) ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)
2025	-	1,605,300	-	751,673	1,068,264	475,908	18.66	(14,516)
2024	1,251,899	1,945,920	425,268	1,882,628	613,975	634,881	36.51	(3,875)
2023	2,214,740	-	201,865	-	700,306	307,900	37.74	(79,180)

(1)	The NEOs included in the above table for each covered fiscal year are as follows:

Year	1st PEO	2nd PEO	Non-PEO NEOs
2025	John E. Moore III	N/A	Jared G. Vitemb and Vance Fisher
2024	D. Deverl Maserang II	John E. Moore III	Jared G. Vitemb and Tom Bauer
2023	D. Deverl Maserang II	N/A	Scott R. Drake, Amber D. Jefferson, Ruben E. Inofuentes, Maurice S.J. Moragne and Jared G. Vitemb

(2)	The following table details the applicable adjustments that were made to determine compensation actually paid to our PEO and non-PEO NEOs (on average), calculated in accordance with Item 402(v) of Regulation S-K. To determine CAP, the amounts reported in the “Total” column of the SCT for the applicable year were adjusted as follows:

	2025		2024		2023
	PEO ($)	Average Non-PEO NEOs ($)	PEO ($)	Average Non-PEO NEOs ($)	PEO ($)	Average Non-PEO NEOs ($)
Summary Compensation Table (SCT) Total	1,605,300	1,068,264	1,645,024	613,975	2,214,740	700,306
Less Stock Award Value Reported in SCT for the Covered Year	852,000	1,071,198	(1,458,931)	(217,800)	(1,499,994)	(294,996)
Plus Year End Fair Value of Equity Awards Granted During the Covered Year that Remain Outstanding and Unvested as of Last Day of the Covered Year	548,000	636,695	1,230,624	241,200	649,216	103,429
Plus Year over Year Change in Fair Value as of the Last Day of the Covered Year of Outstanding and Unvested Equity Awards Granted in Prior Years	(514,374)	(128,953)	–	(3,278)	(461,188)	(37,495)
Plus Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Covered Year	–	–	–	–	0	0
Plus Year over Year Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Years that Vested During the Covered Year	(35,253)	(28,900)	(34,521)	784	(700,909)	(52,201)
Less Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Covered Year	–	–	(956,928)	–	0	(111,143)
CAP	751,673	475,908	425,268	634,881	201,865	307,900

Current CEO - John E. Moore III
	2025
	PEO ($)	Average Non- PEO NEOs ($)
Summary Compensation Table (SCT) Total	1,605,300	1,068,264
Less Stock Award Value Reported in SCT for the Covered Year	(852,000)	(1,071,198)
Plus Year End Fair Value of Equity Awards Granted During the Covered Year that Remain Outstanding and Unvested as of Last Day of the Covered Year	548,000	636,695
Plus Year over Year Change in Fair Value as of the Last Day of the Covered Year of Outstanding and Unvested Equity Awards Granted in Prior Years	(514,374)	(128,953)
Plus Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Covered Year	–	–
Plus Year over Year Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Years that Vested During the Covered Year	(35,253)	(28,900)
Less Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Covered Year	–	–
CAP	751,673	475,908

(3)	The assumptions we used to calculate the values for restricted stock performance and performance share awards included in the calculation of “compensation actually paid” did not differ materially from those used to calculate grant date fair value for such awards.
(4)	Values shown are in thousands.

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

The annual grant of restricted stock is generally made on the date on which the Company holds its annual meeting of stockholders or such other date as the Board may determine, in each case, subject to any blackout period under the Company’s insider trading policy. In fiscal 2025, the annual grant of restricted stock units were made on February 7, 2025. Each of Shaun Mara, David A. Pace, Bradley L. Radoff, Waheed Zaman Robinson and Terence C. O’Brien received a grant of 38,000 RSUs based on a $2.50 floor price—a opposed to the $2.18 closing price—per share of our Common Stock on February 7, 2025 (for an aggregate amount of $82,840). Such grants cliff vest on the earlier of the 2026 Annual Meeting or the one-year anniversary of the grant date, subject to continued service to the Company through the vesting date and the acceleration provisions of the 2017 Plan and the restricted stock unit award agreement.

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

Director Compensation Table

The following table sets forth non-employee director compensation for fiscal 2025:

Director	Fees Earned or Paid in Cash ($)	Stock Awards($)(1)	Total ($)
David A. Pace	165,500	82,840	248,340
Bradley L. Radoff	88,000	82,840	170,840
Shaun Mara	45,486	82,840	128,326
Terence C. O’Brien	67,500	82,840	150,340
Waheed Zaman	95,500	82,840	178,340

(1)	Represents the full grant date fair value of restricted stock granted to each non-employee director in fiscal 2025, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 16 to our audited consolidated financial statements for the fiscal year ended June 30, 2025, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, except that, as required by applicable SEC rules, we did not reduce the amounts in this column for any risk of forfeiture relating to service-based (time-based) vesting conditions.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment and incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Compensation Committee
of the Board of Directors

David A. Pace, Chair
Terence C. O’Brien
Waheed Zaman

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of June 30, 2025 with respect to the shares of Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of June 30, 2025. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options, warrants and rights.

Plan Category	Number of Shares to be Issued Upon Exercise / Vesting of Outstanding Options or Rights(2)	Weighted Average Exercise Price of Outstanding Options(3)	Number of Shares Remaining Available for Future Issuance(4)
Equity compensation plans approved by stockholders(1)	2,061,566	$16.72	974,480
Equity compensation plans not approved by stockholders(5)	213,118	N/A	6,246
Total	2,274,684		980,726

(1)	Includes shares issued under the Amended and Restated 2007 Long-Term Incentive Plan, and its predecessor plan, the Farmer Bros. Co. 2007 Omnibus Incentive Plan (together, the “Prior Plans”) and the 2017 Plan. The 2017 Plan succeeded the Prior Plans. On the Effective Date of the 2017 Plan, the Company ceased granting awards under the Prior Plans; however, awards outstanding under the Prior Plans will remain subject to the terms of the applicable Prior Plan.
(2)	Includes shares that may be issued upon the achievement of certain financial and other performance criteria as a condition to vesting in addition to time-based vesting pursuant to PBRSUs granted under the 2017 Plan. The PBRSUs included in the table include the maximum number of shares that may be issued under the awards. Under the terms of the awards, the recipient may earn between 0% and 200% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
(3)	Does not include outstanding PBRSUs.
(4)	The 2017 Plan authorizes the issuance of (i) 3,550,000 shares of Common Stock plus (ii) the number of shares of Common Stock subject to awards under the Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of Common Stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. Shares of Common Stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 3,550,000 shares of Common Stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan. The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan. If the Plan Amendment is adopted, the Company’s consultants would also be eligible to receive awards under the 2017 Plan.
(5)	Consists of grants made under the Inducement Award Plan, which in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules (“Rule 5635(c)(4)”) permits grants of up to 300,000 shares of Common Stock to newly hired employees who have not previously been a member of the Board, or to an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. Subject to certain limitations, shares of Common Stock covered by awards granted under the Inducement Award Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. The Inducement Award Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s voting securities as of October 1, 2025 by (i) each of our current directors, (ii) each of our executive officers required to be listed pursuant to Item 402 of Regulation S-K, (iii) all of our current directors and executive officers as a group, and (iv) each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent (5%) of our outstanding Common Stock, based on 21,602,012 shares of Common Stock outstanding as of October 1, 2025.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Non-Employee Directors:
Shaun Mara	0	*
David A. Pace	67,137	*
Bradley L. Radoff(2)	455,679	2.11%
Waheed Zaman	66,251	*
Terry O’Brien	24,189	*
Named Executive Officers:
Vance Fisher	25,228	*
Jared G. Vitemb(3)	89,787	*
John E. Moore III(4)	147,647	*
All directors and current executive officers as a group (8 individuals):	875,918	4.05%
Greater than 5% Stockholders:
Mario J. Gabelli, GAMCO Investors, Inc. and Affiliated Parties (5)	1,541,692	7.14%
Aron R. English, and Affiliated Parties (6)	1,965,797	9.10%
JDB Investment Consulting, LLC (7)	1,905,469	8.83%
Farmer Bros. Co. 401(k) Plan(8)	1,912,487	8.85%

* Less than 1%

(1)	Percent of class is calculated based on 21,602,012 outstanding shares of Common Stock, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act, as of October 1, 2025 and may differ from the percent of class reported in statements of beneficial ownership filed with the SEC.
(2)	Includes 360,000 shares of Common Stock held directly by Mr. Radoff and 125,000 shares of Common Stock held indirectly by Mr. Radoff through The Radoff Family Foundation. The principal address of The Radoff Family Foundation is 2727 Kirby Drive, Unit 29L, Houston, Texas 77098.
(3)	Includes 33,333 restricted stock units held directly by Mr. Vitemb that will vest within 60 days of October 1, 2025. Also includes 8,547 shares of Common Stock held indirectly by Mr. Vitemb through the Company’s 401(k).
(4)	Includes 81,666 restricted stock units held directly by Mr. Moore that will vest within 60 days of October 1, 2025. Also includes 1,480 shares of Common Stock held indirectly by Mr. Moore through the Company’s 401(k). (5) Based solely on an amendment to Schedule 13D filed on February 9, 2024, according to which (i) Mario J. Gabelli may be deemed to beneficially own 1,541,692 of these shares, (ii) Gabelli Funds, LLC may be deemed to beneficially own 286,583 of these shares, (iii) GAMCO Asset Management, Inc. may be deemed to beneficially own 779,300 of these shares and (iv) Teton Advisors, Inc. may be deemed to beneficially own 475,809 of these shares. The principal address of each of the aforementioned parties is One Corporate Center, Rye, New York 10580. (6) Based solely on an amendment to Schedule 13D filed on August 16, 2024, according to which (i) Aron R. English may be deemed to beneficially own 1,964,536 of these shares, (ii) 22NW Fund, LP, 22NW, LP, 22NW Fund GP, LLC, and 22NW GP, Inc. may each be deemed to beneficially own 1,955,526 of these shares, and (iii) Bryson O. Hirai-Hadley may be deemed to beneficially own 1,261 of these shares. The principal address of each of Aron R. English, 22NW Fund, LP, 22NW, LP, 22NW Fund GP, LLC, 22NW GP, Inc. and Bryson O. Hirai-Hadley is 590 1st Ave. S, Unit C1, Seattle, Washington 98104.
(7)	Based solely on an amendment to Schedule 13G filed on July 30, 2025, according to which JDB Investment Consulting, LLC may be deemed to beneficially own 1,905,469 of these shares. The principal address of the aforementioned party is 4850 Tamiami Trail North – Suite 301, Naples, FL 34103.
(8)	This information is based on the Company’s records and includes 1,912,487 shares of Common Stock that are held in the 401(k) and allocated to a participant’s account (“allocated shares”) as of October 1, 2025, and includes 9,937 shares of Common Stock beneficially owned by the Company’s executive officers. The 401(k) Trustee votes allocated shares as directed by such participant or beneficiary of the 401(k). The present member of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans (the “Management Administrative Committee”), which administers the 401(k), is Mr. Vitemb. Each member of the Management Administrative Committee disclaims beneficial ownership of the securities held by the 401(k) except for those, if any, that have been allocated to the member as a participant in the 401(k). The principal address of the 401(k) is c/o Farmer Bros. Co., 1912 Farmer Brothers Drive, Northlake, Texas 76262.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Related Person Transactions

The Company did not have any related person transactions in fiscal 2025.

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

Director	Status
John E. Moore, III	Not Independent(1)
Terence C. O’Brien	Independent
David A. Pace	Independent
Bradley L. Radoff	Independent
Waheed Zaman	Independent
Shaun Mara	Independent

(1)	Mr. Moore serves as the Company’s President and Chief Executive Officer.

ITEM 14.	Principal Accountant Fees and Services

Audit Committee Report

The Audit Committee has reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the fiscal year ended June 30, 2025.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements referred to above be included in the Company’s 2025 Form 10-K for filing with the SEC.

Audit Committee of the Board of Directors

Shaun Mara, Chair

Bradley L. Radoff

Waheed Zaman

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed by Grant Thornton for fiscal 2024 and 2025, respectively, for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table. The Audit Committee approved all audit and permissible non-audit services provided by Grant Thornton in accordance with the pre-approval policies and procedures described below.

	Fiscal 2025 Grant Thornton	Fiscal 2024 Grant Thornton
Audit fees(1)	$779,274	$722,653
Audit-related fees(2)	$0	$0
Tax fees(3)	$0	$0
All other fees(4)	$0	$0
Total fees	$779,274	$722,653

(1)	“Audit Fees” are fees paid for the audit of the Company’s annual consolidated financial statements included in its Form 10-K and review of financial statements included in the Form 10-Q’s, for the audit of the Company’s internal control over financial reporting, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. Audit fees for fiscal 2024 and fiscal 2025 consisted of fees associated with the audit of the Company’s annual financial statements, the audit of internal control over financial reporting, the review of the Company’s quarterly reports on Form 10-Q, services associated with SEC registration statements, and accounting advisory services in connection with the impact of new accounting standards.
(2)	“Audit-Related Fees” represent fees for assurance and related services that are traditionally performed by Grant Thornton. No audit-related fees were paid to Grant Thornton for fiscal 2024 or fiscal 2025.
(3)	“Tax Fees” are fees for tax compliance, planning, advice and consultation services, including state tax representation and miscellaneous consulting on federal and state taxation matters. No tax fees were paid to Grant Thornton for fiscal 2024 or fiscal 2025.
(4)	No other fees were paid to Grant Thornton for fiscal 2024 or fiscal 2025.

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

In fiscal 2025, there were no fees paid to Grant Thornton under a de minimis exception to the rules that waive pre-approval for certain non-audit services.

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

(b)            Exhibits:

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated June 6, 2023, between TreeHouse Foods, Inc. and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).

2.2	Amendment to Asset Purchase Agreement, dated June 30, 2023, between TreeHouse Foods, Inc. and Farmer Bros. Co. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2025 and incorporated herein by reference).

4.1	Description of Farmer Bros. Co. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.1	Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).*

10.2	Amendment No. 1 to Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).*

10.3	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

10.4	Amendment to the Farmer Bros. Co. Retirement Plan, dated as of December 1, 2018 (filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.5	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).*

10.6	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017 and incorporated herein by reference).*

10.7	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).*

10.8	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).*

10.9	Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).*

10.10	Second Amendment to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, dated as of December 31, 2018 (filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.11	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2017 (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed with the SEC on February 7, 2018 and incorporated herein by reference).*

10.12	Employment Agreement, dated as of September 6, 2019, by and between Farmer Bros. Co. and Deverl Maserang (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2019 and incorporated herein by reference).*

10.13	Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).*

10.14	Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

10.15	Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).*

10.16	Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.17	Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).*

10.18	Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.19	Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).*

10.20	Farmer Bros. Co. 2017 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).*

10.21	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.22	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).*

10.23	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.24	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.25	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.26	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Grant Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.27	Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Restricted Stock Grant Agreement (Employees) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).*

10.28	Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 28, 2021 and incorporated herein by reference).*

10.29	Form of Farmer Bros Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 10, 2023 and incorporated herein by reference).*

10.30	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.31	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.32	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Cash-Based Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.33	Form of Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan Cash-Based Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.34	Farmer Bros. Co. 2020 Inducement Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).*

10.35	Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).*

10.36	Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).*

10.37	Form of Severance Agreement (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 12, 2023 and incorporated herein by reference).*

10.38	Form of Amended and Restated Severance Agreement (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).*

10.39	Form of General Release and Severance Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 16, 2025 and incorporated herein by reference).*

10.40	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 2, 2022).*

10.41	Interest Rate Swap Confirmation, dated as of March 28, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).*

10.42	Credit Agreement dated as of dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.43	Consent and Amendment No. 1 to Credit Agreement, dated as of December 20, 2021, by and among Farmer Bros Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 2, 2022).

10.44	Increase Joinder and Amendment No. 2 to Credit Agreement, dated as of August 8, 2022, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2022 and incorporated herein by reference).

10.45	Amendment No. 3 to Credit Agreement, dated August 31, 2022, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2022 and incorporated herein by reference).

10.46	Consent and Amendment No. 4 to Credit Agreement, dated June 30, 2023, by and among Farmer Bros. Co., the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023 and incorporated herein by reference).

10.47	Consent and Amendment No. 5 to Credit Agreement, dated December 4, 2023, by and among the Company, Boyd Assets Co., FBC Finance Company, Coffee Bean Holding Co., Inc., Coffee Bean International, Inc. and China Mist Brands, Inc., as borrowers, the lenders party thereto, and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023 and incorporated herein by reference).

10.48	Guaranty and Security Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other grantors named therein, and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.49	Credit Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and MGG Investment Group LP, as administrative agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.50	Guaranty and Security Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other grantors named therein, and MGG Investment Group LP, as administrative agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.51	ISDA Master Agreement dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.52	Schedule of the ISDA Master Agreement, dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.53	Replacement interest rate swap with Wells Fargo Bank, N.A. pursuant to a new interest rate swap confirmation (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference).

10.54	Letter Agreement, dated November 7, 2023, by and among the Company, JCP Investment Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC, James C. Pappas, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2023 and incorporated herein by reference).

10.55	Amendment, dated March 6, 2024, to Letter Agreement, dated November 7, 2023, by and among the Company, JCP Investment Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC, James C. Pappas, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 filed with the SEC on May 9, 2024 and incorporated herein by reference).

10.56	Employment Agreement, dated as of May 1, 2024, by and between the Company and John E. Moore III (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on May 3, 2024 and incorporated herein by reference).

10.57	Offer Letter, dated as of May 17, 2024, by and between the Company and Vance Fisher (filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024 and incorporated herein by reference).*

10.58	Retention Agreement, dated August 7, 2023, by and between the Company and Matt Coffman (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024 and incorporated herein by reference).*

10.59	Retention Agreement, dated September 13, 2023, by and between the Company and Brad Bollner (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.60	Retention Agreement, dated September 13, 2023, by and between the Company and Jared Vitemb (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 filed with the SEC on November 9, 2023 and incorporated herein by reference).*

10.61	Restricted Stock Unit Agreement, dated July 1, 2024, by and between the Company and Vance Fisher (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024 and incorporated herein by reference).*

10.62	Performance Restricted Stock Unit Agreement, dated July 1, 2024, by and between the Company and Vance Fisher (filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024 and incorporated herein by reference).*

10.63	Severance Agreement, effective September 13, 2019, by and between the Company and Deverl Maserang (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 10, 2019 and incorporated herein by reference).*

10.64	Letter Agreement, dated August 14, 2024, by and among the Company, 22NW, LP, 22NW Fund, LP, 22NW Fund GP, LLC, 22NW GP, Inc., Aron R. English and Bryson O. Hirai-Hadley (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 16, 2024 and incorporated herein by reference).*

10.65	Offer Letter, dated as of November 21, 2024, by and between the Company and Brian Miller (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024 filed with the SEC on February 6, 2025 and incorporated herein by reference).*

10.66	Settlement Agreement and Release, effective March 27, 2025, by and between the Company and TreeHouse Foods, Inc. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 filed with the SEC on May 8, 2025 and incorporated herein by reference).

10.67	General Release and Separation Agreement, dated April 14, 2025, by and between the Company and Tom Bauer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2025, as amended by that certain Amendment No. 1 to Form 8-K filed with the SEC on April 16, 2025 and incorporated herein by reference).

16.1	Letter of Deloitte & Touche LLP to the SEC dated December 22, 2021, (filed as Exhibit 16.1 to the Company’s Report on Form 8-K filed with the SEC on December 22, 2021 and incorporated herein by reference).

19.1	Farmer Bros. Co. Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024 and incorporated herein by reference).*

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed as Exhibit 21.1 to the Company’s Report on Form 10-K filed with the SEC on the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 2, 2022 and incorporated herein by reference).

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company’s Annual Report on 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 11, 2025 and incorporated herein by reference).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Farmer Bros. Co. Amended and Restated Policy on Executive Compensation in Restatement Situations (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 12, 2024 and incorporated herein by reference).*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ John E. Moore III
John E. Moore III
President and Chief Executive Officer
October 22, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John E. Moore III	President and Chief Executive Officer	October 22, 2025
John E. Moore III	(principal executive officer)

/s/ Vance Fisher	Chief Financial Officer	October 22, 2025
Vance Fisher	(principal financial officer)

/s/ Matthew Coffman	Vice President and Controller	October 22, 2025
Matthew Coffman	(principal accounting officer)

/s/ David A. Pace	Chairman of the Board	October 22, 2025
David A. Pace

/s/ Terence C. O’Brien	Director	October 22, 2025
Terence C. O’Brien

/s/ Bradley L. Radoff	Director	October 22, 2025
Bradley L. Radoff

/s/ Waheed Zaman	Director	October 22, 2025
Waheed Zaman

/s/ Shaun Mara	Director	October 22, 2025
Shaun Mara