Form 10-Q
period 2025-09-30
FARMER BROTHERS CO
filed 2025-11-06
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
YES ☐ NO  ☒
As of October 31, 2025, the registrant had 21,602,012 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,821	$6,796
Restricted cash	178	178
Accounts receivable, net of allowance for credit losses of $652 and $650, respectively	23,731	24,758
Inventories	55,192	49,839
Prepaid expenses	4,371	3,975
Total current assets	87,293	85,546
Property, plant and equipment, net	26,700	27,845
Intangible assets, net	8,483	9,033
Right-of-use operating lease assets	35,910	38,347
Other assets	396	461
Total assets	$158,782	$161,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	41,456	37,669
Accrued payroll expenses	8,575	12,692
Right-of-use operating lease liabilities - current	16,040	16,773
Other current liabilities	4,085	3,893
Total current liabilities	70,156	71,027
Long-term borrowings under revolving credit facility	18,300	14,300
Accrued pension liabilities	6,945	7,322
Accrued workers’ compensation liabilities	2,619	2,619
Right-of-use operating lease liabilities - noncurrent	20,512	22,195
Other long-term liabilities	245	221
Total liabilities	$118,777	$117,684
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 21,602,012 and 21,560,985 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	21,602	21,561
Additional paid-in capital	82,107	81,666
Accumulated deficit	(48,895)	(44,870)
Accumulated other comprehensive loss	(14,809)	(14,809)
Total stockholders’ equity	$40,005	$43,548
Total liabilities and stockholders’ equity	$158,782	$161,232
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2025	2024
Net sales	$81,601	$85,066
Cost of goods sold	49,165	47,748
Gross profit	32,436	37,318
Selling expenses	25,803	27,228
General and administrative expenses	8,797	11,252
Net losses on disposal of assets	1,017	1,666
Operating expenses	35,617	40,146
Loss from operations	(3,181)	(2,828)
Other (expense) income:
Interest expense	(1,324)	(1,791)
Other, net	480	(250)
Total other expense	(844)	(2,041)
Loss before taxes	(4,025)	(4,869)
Income tax expense	—	133
Net loss	$(4,025)	$(5,002)
Net loss available to common stockholders per common share, basic and diluted	$(0.19)	$(0.24)
Weighted average common shares outstanding—basic and diluted	21,593,843	21,263,245

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2025	2024
Net loss	$(4,025)	$(5,002)
Other comprehensive income (loss), net of taxes:
Unrealized gains on derivatives designated as cash flow hedges	—	7
Gain on derivatives designated as cash flow hedges reclassified to cost of goods sold	—	(122)
Total comprehensive loss	$(4,025)	$(5,117)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2025	21,560,985	$21,561	$81,666	$(44,870)	$(14,809)	$43,548
Net loss	—	—	—	(4,025)	—	(4,025)
Share-based compensation	—	—	482	—	—	482
Issuance of common stock and stock option exercises	41,027	41	(41)	—	—	—
Balance at September 30, 2025	21,602,012	$21,602	$82,107	$(48,895)	$(14,809)	$40,005

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2024	21,264,327	$21,265	$79,963	$(30,354)	$(25,325)	$45,549
Net loss	—	—	—	(5,002)	—	(5,002)
Cash flow hedges, net of taxes	—	—	—	—	(116)	(116)
Share-based compensation	—	—	495	—	—	495
Issuance of common stock and stock option exercises	3,896	3	(3)	—	—	—
Balance at September 30, 2024	21,268,223	$21,268	$80,455	$(35,356)	$(25,441)	$40,926

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,025)	$(5,002)
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities
Depreciation and amortization	2,614	2,897
Net losses on disposal of assets	1,017	1,666
Net losses on derivative instruments	—	1,310
401(k) and share-based compensation expense	482	495
Provision for credit losses	148	79
Change in operating assets and liabilities:
Accounts receivable, net	880	396
Inventories	(5,353)	(385)
Derivative assets, net	—	83
Other assets	(331)	(461)
Accounts payable	3,815	1,208
Accrued expenses and other	(4,254)	207
Net cash (used in) provided by operating activities	$(5,007)	$2,493
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,932)	(3,330)
Proceeds from sales of property, plant and equipment	13	26
Net cash used in investing activities	$(1,919)	$(3,304)
Cash flows from financing activities:
Proceeds from Credit Facilities	4,000	3,000
Repayments on Credit Facilities	—	(3,000)
Payments of finance lease obligations	(49)	(48)
Payment of financing costs	—	(8)
Net cash provided by (used in) financing activities	$3,951	$(56)
Net (decrease) in cash and cash equivalents and restricted cash	(2,975)	(867)
Cash and cash equivalents and restricted cash at beginning of period	6,974	6,005
Cash and cash equivalents and restricted cash at end of period	$3,999	$5,138

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,568	$1,745
Non cash additions to property, plant and equipment	28	27

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2025, as amended by the Form 10-K/A filed on October 24, 2025 (as amended, the “2025 Form 10-K”).
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
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the 2025 Form 10-K.
During the three months ended September 30, 2025, there were no significant updates made to the Company’s significant accounting policies.
Cash Equivalents
At September 30, 2025, we had $3.8 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. The restricted cash is related to a third party service agreement.
Concentration of Credit Risk
At September 30, 2025 and June 30, 2025, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

applicable or expected to have minimal impact on its consolidated financial statements.
The following table provides a brief description of the recent ASUs applicable to the Company:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740)”, Improvements to Income Tax Disclosures	The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.	Effective for annual periods beginning after December 15, 2024.	The Company is still evaluating the impact of this standard.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures.	The amendments in this Update are to improve the disclosures about a public business entity’s expenses and address requests for more detailed information about the types of expenses in commonly presented expense captions.	Effective for annual periods beginning after December 15, 2026.	The Company is still evaluating the impact of this standard.
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
The components of lease expense are as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Operating lease expense	$4,695	$4,230
Finance lease expense:
Amortization of finance lease assets	41	41
Interest on finance lease liabilities	1	4
Total lease expense	$4,737	$4,275
Maturities of lease liabilities are as follows:

	September 30, 2025
(In thousands)	Operating Leases	Finance Leases
2026	$12,603	$48
2027	11,657	—
2028	8,428	—
2029	5,060	—
2030	1,818	—
Thereafter	1,204	—
Total lease payments	40,770	48
Less: interest	(4,218)	—
Total lease obligations	$36,552	$48
Lease term and discount rate:

	September 30, 2025	June 30, 2025
Weighted-average remaining lease terms (in years):
Operating lease	3.9	4.0
Finance lease	0.3	0.5
Weighted-average discount rate:
Operating lease	6.55%	6.56%
Finance lease	6.50%	6.50%
Other Information:

	Three Months Ended September 30,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,626	$3,913
Operating cash flows from finance leases	1	4
Financing cash flows from finance leases	48	48

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 4. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to be fixed green coffee purchase contracts, which are described further in Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in the 2025 Form 10-K. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company’s future cash flows on an economic basis.
All derivative instruments designated and not designated as cash flow hedges were settled as of March 2025.
Statements of Operations and Statement of Comprehensive Income (Loss)
The following table presents pretax net gains and losses for the Company's derivative instruments designated as cash flow hedges, as recognized in “AOCI” and “Cost of goods sold”.

	Three Months Ended September 30,	Financial Statement Classification
(In thousands)	2024
Net gains recognized in AOCI - Coffee-related	7	AOCI
Net gains recognized in earnings - Coffee-related	122	Cost of goods sold
For the three months ended September 30, 2025 and 2024, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses on derivative instruments in the Company’s consolidated statements of cash flows include net losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s consolidated statements of operations and in Net losses on derivative instruments in the Company’s consolidated statements of cash flows.
Net losses recorded in “Other, net” are as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Net losses on coffee-related derivative instruments (1)	$—	$(1,431)
Non-operating pension and other postretirement benefits	488	1,012
Other gains, net	(8)	169
Other, net	$480	$(250)
___________
(1) Excludes net losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three months ended September 30, 2024.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 5. Accounts Receivable, Net

(In thousands)	September 30, 2025	June 30, 2025
Trade receivables	$23,337	$24,332
Other receivables (1)	1,046	1,076
Allowance for credit losses	(652)	(650)
Accounts receivable, net	$23,731	$24,758
__________
(1) Includes vendor rebates and other non-trade receivables.
There was no material change in the allowance for credit losses during the three months ended September 30, 2025.
Note 6. Inventories

(In thousands)	September 30, 2025	June 30, 2025
Coffee
Processed	$22,060	$21,174
Unprocessed	7,198	5,813
Total	$29,258	$26,987
Tea and culinary products
Processed	22,806	19,807
Unprocessed	37	34
Total	$22,843	$19,841
Coffee brewing equipment parts	3,091	3,011
Total inventories	$55,192	$49,839
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
Note 7. Property, Plant and Equipment

(In thousands)	September 30, 2025	June 30, 2025
Buildings and facilities	$20,258	$20,288
Machinery, vehicles and equipment	80,081	85,495
Capitalized software	10,030	9,983
Office furniture and equipment	6,644	6,660
	$117,013	$122,426
Accumulated depreciation	(91,231)	(95,499)
Land	918	918
Property, plant and equipment, net	$26,700	$27,845
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery, vehicles and equipment above are:

(In thousands)	September 30, 2025	June 30, 2025
Coffee Brewing Equipment	$49,066	$52,757
Accumulated depreciation	(30,015)	(31,124)
Coffee Brewing Equipment, net	$19,051	$21,633
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Depreciation expense in COGS	$1,529	$1,887
CBE Costs excl. depreciation exp	7,045	7,206
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 8. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets:

		September 30, 2025			June 30, 2025
(In thousands)	Weighted Average Amortization Period as of September 30, 2025	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	1.5	$33,003	$(29,042)	$3,961	$33,003	$(28,492)	$4,511
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		4,522	—	4,522	4,522	—	4,522
Total intangible assets		$37,525	$(29,042)	$8,483	$37,525	$(28,492)	$9,033
Aggregate amortization expense for the three months ended September 30, 2025 and 2024 was $0.5 million and $0.5 million, respectively.
Note 9. Employee Benefit Plans
Single Employer Pension Plans
In the third quarter of fiscal 2025, we completed a full settlement of the defined benefit plan (the“Hourly Employees' Plan”) through the purchase of nonparticipating annuities and lump sum elections. In the fourth quarter of fiscal 2025, we completed a partial settlement of the defined benefit plan (the “Farmer Bros. Plan”) through the purchase of nonparticipating annuities and lump sum elections.
As of September 30, 2025, the Company has one defined benefit pension plan for certain employees, the Farmer Bros. Plan.
The net periodic benefit cost for the defined benefit pension plan is as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Interest cost	$665	$1,216
Expected return on plan assets	(550)	(1,161)
Amortization of net loss (1)	62	149
Net periodic benefit cost	$177	$204

(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	September 30, 2025	June 30, 2025
Discount rate	5.45%	5.35%
Expected long-term return on plan assets	7.00%	7.00%
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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Contributions to WCTPP	$360	$371
Contributions to All Other Plans	16	10
Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company’s participation in these plans is governed by collective bargaining agreements which expire on or before January 31, 2028.
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
Effective August 1, 2024, the Company suspended the 401(k) matching program.
Note 10. Debt Obligations
The following table summarizes the Company’s debt obligations:

				September 30, 2025		June 30, 2025
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/26/2027	N/A	$18,300	6.15%	$14,300	6.48%
Revolver Facility
The Company maintains a senior secured credit facility composed of (a) the Revolver Credit Facility Agreement (as amended from time to time, the "Revolver Credit Facility Agreement") and various loan documents relating thereto including the Guaranty and Security Agreement, dated as of April 26, 2021 (the “Revolver Security Agreement” and, together with the Revolver Credit Facility Agreement, the “Revolver Agreements”), by and among the Borrowers, as grantors, and Wells Fargo, as administrative agent, and (b) a Credit Agreement, dated as of April 26, 2021 (the “Term Credit Facility Agreement”) by and among the Borrowers, MGG Investment Group LP. (“MGG”), as administrative agent, and the lenders party thereto, and various loan documents relating thereto including the Guaranty and Security Agreement, dated as of April 26, 2021 (the “Term Security Agreement”), by and among the Borrowers, as grantors, and MGG, as administrative agent. The Revolver Credit Facility Agreement was subsequently amended by (i) that certain Increase Joinder and Amendment No. 2 to Credit Agreement, dated August 8, 2022, (ii) that certain Amendment No. 3 to Credit Agreement, dated August 31, 2022, (iii) that certain Consent and Amendment No. 4 to Credit Agreement, dated June 30, 2023 and (iv) that certain Consent and Amendment No. 5 to Credit Agreement, dated December 4, 2023. The Company has no outstanding loans under the Term Credit Facility Agreement. For a detailed discussion about the Company’s Revolver Credit Facility Agreement and Term Credit Facility Agreement, see Note 12, “Debt Obligations” in the Notes to Consolidated Financial Statements in the 2025 Form 10-K.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
At September 30, 2025, the Company had outstanding borrowings on the Revolver Credit Facility of $18.3 million and had utilized $4.7 million of the letters of credit sublimit. At September 30, 2025, we had $31.2 million available for borrowing under our Revolver Credit Facility.
As of September 30, 2025, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement. Furthermore, the Company believes it will be in compliance with the related financial covenants under this agreement for the next 12 months.
Note 11. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of September 30, 2025, there were 508,706 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of September 30, 2025, there were 6,246 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted, exercised or cancelled during the three months ended September 30, 2025.
As of September 30, 2025, there were 15,131 NQOs exercisable and outstanding with a weighted average remaining life of 1.0 year. The weighted average exercise price of NQO’s was $16.87. The NQOs have an intrinsic value of zero at September 30, 2025.
Restricted Stock Units (“RSUs”)
The following table summarizes restricted stock activity for the three months ended September 30, 2025:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2025	803,175	2.54
Granted	468,750	1.85
Vested/Released	(54,216)	2.61
Cancelled/Forfeited	—	—
Outstanding and nonvested at September 30, 2025	1,217,709	2.27
The weighted average grant date fair value of RSUs granted during the quarter ended September 30, 2025 and 2024 were $1.85 and $2.50, respectively. The total grant-date fair value of restricted stock granted during the three months ended September 30, 2025 was $0.9 million. The total fair value of awards vested during the three months ended September 30, 2025 and 2024 were $0.1 million and $0.1 million, respectively.
At September 30, 2025 and June 30, 2025, there was $1.8 million and $1.3 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at September 30, 2025 is expected to be recognized over the weighted average period of 1.3 years. Total compensation expense for restricted stock was $0.3 million and $0.3 million, respectively, in the three months ended September 30, 2025 and 2024.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the three months ended September 30, 2025:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2025	834,317	2.53
Granted	—	—
Vested/Released	—	—
Cancelled/Forfeited	—	—
Outstanding and nonvested at September 30, 2025	834,317	2.53
The weighted average grant date fair value of PBRSUs granted during the quarter ended September 30 2024 was $2.50. There were no PBRSU’s granted or vested during the three months ended September 30, 2025. There were no PBRSU’s vested during the three months ended September 30, 2024.
At September 30, 2025 and June 30, 2025, there was $1.1 million and $1.3 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at September 30, 2025 is expected to be recognized over the weighted average period of 1.8 years. Total compensation expense for PBRSUs was $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2025 and 2024.
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
The following table summarizes CSRSU activity for the three months ended September 30, 2025:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2025	781,263	2.36
Granted	725,000	1.85
Vested/Released	—	—
Cancelled/Forfeited	—	—
Outstanding and nonvested at September 30, 2025	1,506,263	2.12
The weighted average grant date fair value of CSRSUs granted during the quarter ended September 30, 2025 was $1.85. The total grant-date fair value of CSRSUs granted during the three months ended September 30, 2025 was $1.3 million. The total fair value of awards vested was $0.2 million during the three months ended September 30, 2024.
At September 30, 2025 and June 30, 2025, there was $2.0 million and $0.8 million, respectively, of unrecognized compensation cost related to CSRSUs. The unrecognized compensation cost related to CSRSUs at September 30, 2025 is expected to be recognized over the weighted average period of 1.6 years. Total compensation expense for CSRSUs was $0.2 million and $0.2 million, respectively for the three months ended September 30, 2025 and 2024.
Note 12. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	September 30, 2025	June 30, 2025
Accrued workers’ compensation liabilities	$765	$696
Finance lease liabilities	48	96
Other (1)	3,272	3,101
Other current liabilities	$4,085	$3,893
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 13. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	September 30, 2025	June 30, 2025
Deferred compensation (1)	245	221
Other long-term liabilities	$245	$221
___________
(1) Includes cash-settled restricted stock units liabilities.
Note 14. Income Taxes
The income tax expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended September 30,
	2025	2024
Income tax expense	$0	$133
Effective tax rate	0.0%	(2.7)%
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
Tax expense in the three months ended September 30, 2025 was $0 thousand compared to $133 thousand in the three months ended September 30, 2024, which primarily relates to state income tax in prior year period.
On July 4, 2025 the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act did not have a material impact to our operating results for the quarter ended September 30, 2025.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of September 30, 2025, the Company is no longer subject to income tax audits by taxing authorities for any years prior to June 30, 2021. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
Note 15. Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is calculated by dividing diluted net loss attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, and RSUs, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period). Potentially dilutive securities include unvested RSUs and performance-based restricted stock units. For the three months ended September 30, 2025, shares of the Company’s outstanding stock options were not included in the computation of diluted loss per common share as their effects were anti-dilutive.
The following table presents the computation of basic and diluted net earnings loss per common share:

	Three Months Ended September 30,
(In thousands, except share and per share amounts)	2025	2024
Net loss from operations available to common stockholders	$(4,025)	$(5,002)
Weighted average common shares outstanding - basic and diluted	21,593,843	21,263,245
Net loss per common share available to stockholders—basic and diluted	$(0.19)	$(0.24)
Note 16. Revenue Recognition
The Company’s primary sources of revenue are sales of coffee, tea and culinary products. The Company recognizes revenue when control of the promised good or service is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms applicable to the Company’s sales.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2025		2024
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$41,707	51.1%	$39,232	46.1%
Tea & Other Beverages (1)	19,990	24.5%	23,770	27.9%
Culinary	13,758	16.9%	15,555	18.3%
Spices	5,012	6.1%	5,289	6.2%
Delivery Surcharge	1,134	1.4%	1,220	1.5%
Net sales	$81,601	100.0%	$85,066	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of September 30, 2025. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets.
Note 17. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2025 Form 10-K. During the three months ended September 30, 2025, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of September 30, 2025, the Company had committed to purchase green coffee inventory totaling $31.6 million under fixed-price contracts, and $12.2 million in inventory and other purchases under non-cancelable purchase orders.
Legal Proceedings
The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 18. Business Information
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q and other documents we file with the SEC contain “forward-looking statements” withing the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 11, 2025, as amended by the Form 10-K/A filed on October 24, 2025 (as amended, the “2025 Form 10-K”), as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and other factors described from time to time in our filings with the SEC.
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

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change	% Change
Income Statement Data:
Net sales	$81,601	$85,066	$(3,465)	(4.1)%
Gross margin	39.7%	43.9%	(4.2)%	NM
Operating expenses as a % of sales	43.6%	47.2%	3.6%	NM
Loss from operations	$(3,181)	$(2,828)	$(353)	(12.5)%
Net loss	$(4,025)	$(5,002)	$977	19.5%

Operating Data:
Coffee pounds	4,695	4,863	(168)	(3.5)%
EBITDA (1)	$(751)	$(1,408)	$657	46.7%
EBITDA Margin (1)	(0.9)%	(1.7)%	0.8%	NM
Adjusted EBITDA (1)	$1,364	$1,417	$(53)	(3.7)%
Adjusted EBITDA Margin (1)	1.7%	1.7%	—%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	51.1%	46.1%	5.0%	10.8%
Tea & Other Beverages (2)	24.5%	27.9%	(3.4)%	(12.2)%
Culinary	16.9%	18.3%	(1.4)%	(7.7)%
Spices	6.1%	6.2%	(0.1)%	(1.6)%
Delivery Surcharge	1.4%	1.5%	(0.1)%	(6.7)%
Net sales	100.0%	100.0%	—%	NM

Other data:
Total capital expenditures	$1,932	$3,330	$1,398	42.0%
Depreciation and amortization expense	2,614	2,897	283	9.8%
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

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change	% Change
Net sales	$81,601	$85,066	$(3,465)	(4.1)%
Cost of goods sold	49,165	47,748	(1,417)	(3.0)%
Gross profit	32,436	37,318	(4,882)	(13.1)%
Selling expenses	25,803	27,228	1,425	5.2%
General and administrative expenses	8,797	11,252	2,455	21.8%
Net losses on disposal of assets	1,017	1,666	649	39.0%
Operating expenses	35,617	40,146	4,529	11.3%
Loss from operations	(3,181)	(2,828)	(353)	(12.5)%
Other (expense) income:
Interest expense	(1,324)	(1,791)	467	26.1%
Other, net	480	(250)	730	NM
Total other expense	(844)	(2,041)	1,197	NM
Loss before taxes	(4,025)	(4,869)	844	17.3%
Income tax expense	—	133	133	NM
Net loss	$(4,025)	$(5,002)	$977	19.5%
___________
NM - Not Meaningful
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Net Sales
Net sales in the three months ended September 30, 2025 decreased $3.5 million, or 4.1%, to $81.6 million from $85.1 million in the three months ended September 30, 2024. The decrease in net sales for the three months ended September 30, 2025 was primarily due to declining volumes compared to the prior period.
The following table presents the effect of changes in unit sales, and unit pricing and product mix in the three months ended September 30, 2025 compared to the same period in the prior fiscal year (in millions):

Three Months Ended September 30, 2025 vs. 2024
Effect of change in unit sales	$(9.8)
Effect of pricing and product mix changes	6.3
Total (decrease) increase in net sales	$(3.5)
Unit sales decreased 10.9%, and average unit price increased by 7.7% in the three months ended September 30, 2025 as compared to the same period in the prior fiscal year, resulting in a decrease in our net sales of 4.1%. Average unit price increased during the three months ended September 30, 2025 primarily due to price increases to customers. There were no new product category introductions which had a material impact on our net sales in the three months ended September 30, 2025 or 2024.
Gross Profit
Gross profit decreased to $32.4 million for the three months ended September 30, 2025, compared to $37.3 million for the three months ended September 30, 2024. Gross margin decreased to 39.7% for the three months ended September 30, 2025 from 43.9% for the three months ended September 30, 2024. The decrease in gross profit was primarily due to increased costs of goods sold related to the rise in green coffee commodity costs compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended September 30, 2025, operating expenses decreased $4.5 million to $35.6 million, or 43.6% of net sales, from $40.1 million, or 47.2% of net sales in the prior year period. There was a $1.4 million decrease in selling expenses and a $2.5 million decrease in general and administrative expenses. The decrease in selling expenses during the three months ended September 30, 2025 was primarily due to compensation related cost. The decrease in general and administrative expenses during the three months ended September 30, 2025 was primarily due to a decrease in compensation and benefits related costs. There was a $1.0 million loss on disposal of assets during the three months ended September 30, 2025 compared to a $1.7 million loss for three months ended September 30, 2024.
Total Other Expense
Interest expense in the three months ended September 30, 2025 decreased $0.5 million to $1.3 million from $1.8 million in the prior year period. The decrease is primarily related to a decrease in pension related interest costs.
Other, net was a gain of $0.5 million in the three months ended September 30, 2025 compared to $0.3 million loss in the prior year period. The $0.7 million change was primarily related to net losses on coffee-related derivative instruments not designated as accounting hedges in the prior year period.
Income Taxes
In the three months ended September 30, 2025 and September 30, 2024, we recorded income tax expense of $0 thousand and $133 thousand, respectively. See Note 14, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
•net losses on disposal of assets;
•strategic initiative costs; and
•severance costs.
“Adjusted EBITDA Margin” is defined as Adjusted EBITDA expressed as a percentage of net sales.
For purposes of calculating EBITDA and EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin, we have excluded the impact of interest expense resulting from non-cash pretax pension and postretirement benefits. For purposes of calculating Adjusted EBITDA and Adjusted EBITDA Margin, we are also excluding the impact severance and strategic initiative costs, as these items is not reflective of our ongoing operating results.
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
Set forth below is a reconciliation of reported net loss to EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2025	2024
Net loss	$(4,025)	$(5,002)
Income tax expense	—	133
Interest expense (1)	660	564
Depreciation and amortization expense	2,614	2,897
EBITDA	$(751)	$(1,408)
EBITDA Margin	(0.9)%	(1.7)%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
Set forth below is a reconciliation of reported net loss to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2025	2024
Net loss	$(4,025)	$(5,002)
Income tax expense	—	133
Interest expense (1)	660	564
Depreciation and amortization expense	2,614	2,897
401(k) and share-based compensation expense	482	495
Net losses on disposal of assets	1,017	1,666
Strategic initiative costs (2)	587	—
Severance costs	29	664
Adjusted EBITDA	$1,364	$1,417
Adjusted EBITDA Margin	1.7%	1.7%
__________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.
(2) Cost related to evaluation of strategic alternatives.
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
We operate a production and distribution facility in Portland, Oregon. We distribute our products from our Portland, Oregon production facility, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of over 200 delivery routes and over 90 storage locations as of September 30, 2025. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
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
Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				September 30, 2025		June 30, 2025
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate (1)
Revolver	Various	4/26/2027	N/A	$18,300	6.15%	$14,300	6.48%

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
The Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments. As of and through September 30, 2025, we were in compliance with all of the covenants under the Credit Facility.
The Credit Facility provides us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment and continue to execute on key strategic initiatives.
At September 30, 2025, the Company had outstanding borrowings on the Revolver Credit Facility of $18.3 million and had utilized $4.7 million of the letters of credit sublimit.
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
At September 30, 2025, we had $3.8 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. At September 30, 2025, we had $31.2 million available on our Revolver Credit Facility.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Three Months Ended September 30,
	2025	2024
Consolidated Statements of cash flows data (in thousands)
Net cash (used in) provided by operating activities	$(5,007)	$2,493
Net cash used in investing activities	(1,919)	(3,304)
Net cash provided by (used in) financing activities	3,951	(56)
Net (decrease) in cash and cash equivalents and restricted cash	$(2,975)	$(867)
Operating Activities
Net cash used in operating activities during the three months ended September 30, 2025 was $5.0 million as compared to net provided by operating activities of $2.5 million in the three months ended September 30, 2024, a decrease in cash used in operations of $7.5 million. The change was driven primarily from an increase in inventories and a decrease in accrued expenses partially offset by an increase in accounts payable.

Investing Activities
Net cash used in investing activities during the three months ended September 30, 2025 was $1.9 million as compared to $3.3 million in the three months ended September 30, 2024. The net change in investing activities was primarily due to a decrease in capital expenditures of $1.4 million in the current period compared to the prior year period.
Financing Activities
Net cash provided by financing activities during the three months ended September 30, 2025 was $4.0 million as compared to net cash used in financing activities of $0.1 million in the three months ended September 30, 2024. The increase was primarily due to net borrowing proceeds of $4.0 million under the Credit Facility in the current year period.
Capital Expenditures
For the three months ended September 30, 2025 and 2024, our capital expenditures paid were $1.9 million and $3.3 million, respectively. In fiscal 2026, we anticipate paying between $9.0 million to $11.0 million in capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facility.
Depreciation and amortization expenses were $2.6 million and $2.9 million in the three months ended September 30, 2025 and 2024, respectively.
Purchase Commitments
As of September 30, 2025, the Company had committed to purchase green coffee inventory totaling $31.6 million under fixed-price contracts, and $12.2 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of September 30, 2025, the Company had operating and finance lease payment commitments totaling $36.6 million.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2025 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our 2025 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our 2025 Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2025, the Company did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

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
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 17, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2025 Form 10‑K. During the three months ended September 30, 2025, there have been no material changes to the risk factors disclosed in our 2025 Form 10‑K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.3*	Second Amended and Restated Severance Agreement by and between the Company and John Moore (filed herewith).

10.4*	Second Amended and Restated Severance Agreement by and between the Company and Vance Fisher (filed herewith).

10.5*	Second Amended and Restated Severance Agreement by and between the Company and Jared Vitemb (filed herewith).

10.6*	Second Amended and Restated Severance Agreement by and between the Company and Brian Miller (filed herewith).

10.7*	Transaction Bonus Agreement by and between the Company and John Moore (filed herewith).

10.8*	Transaction Bonus Agreement by and between the Company and Vance Fisher (filed herewith).

10.9*	Transaction Bonus Agreement by and between the Company and Jared Vitemb (filed herewith).

10.10
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 2, 2022 and incorporated herein by reference).

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
November 6, 2025

By:	/s/ Vance Ratliff Fisher
Vance Ratliff Fisher Chief Financial Officer (principal financial officer)
November 6, 2025