Form 10-Q
period 2025-12-31
FARMER BROTHERS CO
filed 2026-02-13
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
YES ☐ NO  ☒
As of February 9, 2026, the registrant had 21,727,157 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,186	$6,796
Restricted cash	178	178
Accounts receivable, net of allowance for credit losses of $652 and $650, respectively	25,527	24,758
Inventories	49,395	49,839
Prepaid expenses	4,351	3,975
Total current assets	83,637	85,546
Property, plant and equipment, net	25,704	27,845
Intangible assets, net	7,933	9,033
Right-of-use operating lease assets	33,875	38,347
Other assets	301	461
Total assets	$151,450	$161,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	38,704	37,669
Accrued payroll expenses	8,199	12,692
Right-of-use operating lease liabilities - current	15,263	16,773
Other current liabilities	3,784	3,893
Total current liabilities	65,950	71,027
Long-term borrowings under revolving credit facility	21,300	14,300
Accrued pension liabilities	6,509	7,322
Accrued workers’ compensation liabilities	2,513	2,619
Right-of-use operating lease liabilities - noncurrent	19,258	22,195
Other long-term liabilities	262	221
Total liabilities	$115,792	$117,684
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 21,720,306 and 21,560,985 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	21,720	21,561
Additional paid-in capital	82,508	81,666
Accumulated deficit	(53,761)	(44,870)
Accumulated other comprehensive loss	(14,809)	(14,809)
Total stockholders’ equity	$35,658	$43,548
Total liabilities and stockholders’ equity	$151,450	$161,232
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net sales	$88,923	$90,021	$170,524	$175,086
Cost of goods sold	56,656	51,182	105,821	98,930
Gross profit	32,267	38,839	64,703	76,156
Selling expenses	26,706	26,760	52,509	53,987
General and administrative expenses	8,805	9,534	17,602	20,786
Net losses on disposal of assets	892	1,527	1,909	3,193
Operating expenses	36,403	37,821	72,020	77,966
(Loss) income from operations	(4,136)	1,018	(7,317)	(1,810)
Other (expense) income:
Interest expense	(1,200)	(1,922)	(2,524)	(3,713)
Other, net	470	1,033	950	783
Total other expense	(730)	(889)	(1,574)	(2,930)
(Loss) income before taxes	(4,866)	129	(8,891)	(4,740)
Income tax (benefit) expense	—	(81)	—	52
Net (loss) income	$(4,866)	$210	$(8,891)	$(4,792)
Net (loss) income available to common stockholders per common share, basic and diluted	$(0.22)	$0.01	$(0.41)	$(0.23)
Weighted average common shares outstanding—basic	21,669,663	21,314,911	21,631,753	21,289,073
Weighted average common shares outstanding—diluted	21,669,663	22,357,699	21,631,753	21,289,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net (loss) income	$(4,866)	$210	$(8,891)	$(4,792)
Other comprehensive income (loss), net of taxes:
Unrealized (losses) gains on derivatives designated as cash flow hedges	—	(6)	—	1
Gain on derivatives designated as cash flow hedges reclassified to cost of goods sold	—	(181)	—	(303)
Total comprehensive (loss) income	$(4,866)	$23	$(8,891)	$(5,094)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2025	21,560,985	$21,561	$81,666	$(44,870)	$(14,809)	$43,548
Net loss	—	—	—	(4,025)	—	(4,025)
Share-based compensation	—	—	482	—	—	482
Issuance of common stock and stock option exercises	41,027	41	(41)	—	—	—
Balance at September 30, 2025	21,602,012	$21,602	$82,107	$(48,895)	$(14,809)	$40,005
Net loss	—	—	—	(4,866)	—	(4,866)
Share-based compensation	—	—	519	—	—	519
Issuance of common stock and stock option exercises	118,294	118	(118)	—	—	—
Balance at December 31, 2025	21,720,306	$21,720	$82,508	$(53,761)	$(14,809)	$35,658

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2024	21,264,327	$21,265	$79,963	$(30,354)	$(25,325)	$45,549
Net loss	—	—	—	(5,002)	—	(5,002)
Cash flow hedges, net of taxes	—	—	—	—	(116)	(116)
Share-based compensation	—	—	495	—	—	495
Issuance of common stock and stock option exercises	3,896	3	(3)	—	—	—
Balance at September 30, 2024	21,268,223	$21,268	$80,455	$(35,356)	$(25,441)	$40,926
Net income	—	—	—	210	—	210
Cash flow hedges, net of taxes	—	—	—	—	(187)	(187)
Share-based compensation	—	—	541	—	—	541
Issuance of common stock and stock option exercises	83,173	83	(83)	—	—	—
Balance at December 31, 2024	21,351,396	$21,351	$80,913	$(35,146)	$(25,628)	$41,490

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,891)	$(4,792)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	5,208	5,817
Net losses on disposal of assets	1,909	3,193
Net losses on derivative instruments	—	3,183
401(k) and share-based compensation expense	1,001	1,037
Provision for credit losses	464	322
Change in operating assets and liabilities:
Accounts receivable, net	(1,233)	(782)
Inventories	444	4,458
Derivative assets, net	—	(3,635)
Other assets	(208)	(115)
Accounts payable	1,033	(3,795)
Accrued expenses and other	(5,520)	155
Net cash (used in) provided by operating activities	$(5,793)	$5,046
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,762)	(5,362)
Proceeds from sales of property, plant and equipment	50	165
Net cash used in investing activities	$(3,712)	$(5,197)
Cash flows from financing activities:
Proceeds from Credit Facilities	7,000	7,000
Repayments on Credit Facilities	—	(7,000)
Payments of finance lease obligations	(98)	(96)
Payment of financing costs	(7)	(24)
Net cash provided by (used in) financing activities	$6,895	$(120)
Net (decrease) in cash and cash equivalents and restricted cash	(2,610)	(271)
Cash and cash equivalents and restricted cash at beginning of period	6,974	6,005
Cash and cash equivalents and restricted cash at end of period	$4,364	$5,734

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,356	$8,890
Non cash additions to property, plant and equipment	—	54

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026.
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
During the three and six months ended December 31, 2025, there were no significant updates made to the Company’s significant accounting policies.
Cash Equivalents
At December 31, 2025, we had $4.2 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. The restricted cash is related to a third party service agreement.
Concentration of Credit Risk
At December 31, 2025 and June 30, 2025, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits) and trade receivables.
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
The components of lease expense are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Operating lease expense	$4,438	$4,904	$9,133	$9,134
Finance lease expense:
Amortization of finance lease assets	41	41	82	82
Interest on finance lease liabilities	1	4	2	8
Total lease expense	$4,480	$4,949	$9,217	$9,224
Maturities of lease liabilities are as follows:

	December 31, 2025
(In thousands)	Operating Leases	Finance Leases
2026	$8,480	$—
2027	12,113	—
2028	8,837	—
2029	5,422	—
2030	2,186	—
Thereafter	1,375	—
Total lease payments	38,413	—
Less: interest	(3,892)	—
Total lease obligations	$34,521	$—
Lease term and discount rate:

	December 31, 2025	June 30, 2025
Weighted-average remaining lease terms (in years):
Operating lease	3.9	4.0
Finance lease	0.0	0.5
Weighted-average discount rate:
Operating lease	6.54%	6.56%
Finance lease	0.00%	6.50%
Other Information:

	Six Months Ended December 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,026	$8,532
Operating cash flows from finance leases	2	8
Financing cash flows from finance leases	96	96

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

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
(In thousands)	2025	2024	2025	2024
Net (losses) gains recognized in AOCI - Coffee-related	—	(6)	—	1	AOCI
Net gains recognized in earnings - Coffee-related	—	181	—	303	Cost of goods sold
For the three and six months ended December 31, 2025 and 2024, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
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
Net losses recorded in “Other, net” are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Net losses on coffee-related derivative instruments (1)	$—	$(2,055)	$—	$(3,486)
Non-operating pension and other postretirement benefits	488	1,012	976	2,024
Other (losses) gains, net	(18)	2,076	(26)	2,245
Other, net	$470	$1,033	$950	$783
___________
(1) Excludes net losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and six months ended December 31, 2024.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 5. Accounts Receivable, Net

(In thousands)	December 31, 2025	June 30, 2025
Trade receivables	$25,313	$24,332
Other receivables (1)	866	1,076
Allowance for credit losses	(652)	(650)
Accounts receivable, net	$25,527	$24,758
__________
(1) Includes vendor rebates and other non-trade receivables.
There was no material change in the allowance for credit losses during the six months ended December 31, 2025.
Note 6. Inventories

(In thousands)	December 31, 2025	June 30, 2025
Coffee
Processed	$19,720	$21,174
Unprocessed	7,322	5,813
Total	$27,042	$26,987
Tea and culinary products
Processed	19,020	19,807
Unprocessed	47	34
Total	$19,067	$19,841
Coffee brewing equipment parts	3,286	3,011
Total inventories	$49,395	$49,839
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
Note 7. Property, Plant and Equipment

(In thousands)	December 31, 2025	June 30, 2025
Buildings and facilities	$20,430	$20,288
Machinery, vehicles and equipment	77,810	85,495
Capitalized software	10,048	9,983
Office furniture and equipment	6,577	6,660
	$114,865	$122,426
Accumulated depreciation	(90,079)	(95,499)
Land	918	918
Property, plant and equipment, net	$25,704	$27,845
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery, vehicles and equipment above are:

(In thousands)	December 31, 2025	June 30, 2025
Coffee Brewing Equipment	$47,867	$52,757
Accumulated depreciation	(29,503)	(31,124)
Coffee Brewing Equipment, net	$18,364	$21,633
Depreciation expense related to capitalized CBE and other CBE related expenses provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Depreciation expense in COGS	$1,507	$1,850	$3,036	$3,738
CBE Costs excl. depreciation exp	6,951	7,074	13,996	14,280
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 8. Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets:

		December 31, 2025			June 30, 2025
(In thousands)	Weighted Average Amortization Period as of December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	1.3	$33,003	$(29,592)	$3,411	$33,003	$(28,492)	$4,511
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		4,522	—	4,522	4,522	—	4,522
Total intangible assets		$37,525	$(29,592)	$7,933	$37,525	$(28,492)	$9,033
Aggregate amortization expense for the three months ended December 31, 2025 and 2024 was $0.5 million, respectively. Aggregate amortization expense for the six months ended December 31, 2025 and 2024 was $1.1 million, respectively.
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
As of December 31, 2025, the Company has one defined benefit pension plan for certain employees, the Farmer Bros. Plan.
The net periodic benefit cost for the defined benefit pension plan is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Interest cost	$665	$1,216	$1,330	$2,432
Expected return on plan assets	(550)	(1,161)	(1,101)	(2,322)
Amortization of net loss (1)	62	149	125	298
Net periodic benefit cost	$177	$204	$354	$408

(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	December 31, 2025	June 30, 2025
Discount rate	5.45%	5.35%
Expected long-term return on plan assets	7.00%	7.00%
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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Contributions to WCTPP	$307	$321	$667	$692
Contributions to All Other Plans	19	10	35	20

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
401(k) Plan
Farmer Bros. Co. 401(k) Plan (the “401(k) Plan”) is available to all eligible employees. The 401(k) Plan match portion, to the extent a match is approved by the Company's Board of Directors, is available to all eligible employees. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors.
Effective August 1, 2024, the Company suspended the 401(k) matching program.
Note 10. Debt Obligations
The following table summarizes the Company’s debt obligations:

				December 31, 2025		June 30, 2025
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	Various	4/26/2027	N/A	$21,300	6.05%	$14,300	6.48%
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
The Revolver Credit Facility Agreement, among other things, includes:
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
At December 31, 2025, the Company had outstanding borrowings on the Revolver Credit Facility of $21.3 million and had utilized $4.7 million of the letters of credit sublimit. At December 31, 2025, the Company had $24.6 million available for borrowing under the Revolver Credit Facility.
As of December 31, 2025, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement. Furthermore, management believes the Company will be in compliance with the related financial covenants under the Credit Facility Agreement for the next 12 months.
Note 11. Share-based Compensation
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (the “2017 Plan”)
As of December 31, 2025, there were 510,592 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance.
Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “2020 Inducement Plan”)
As of December 31, 2025, there were 6,246 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances. There were no NQOs granted, exercised or cancelled during the six months ended December 31, 2025.
As of December 31, 2025, there were 13,245 NQOs exercisable and outstanding with a weighted average remaining life of 0.8 years. The weighted average exercise price of NQO’s was $15.70. The NQOs have an intrinsic value of zero at December 31, 2025.
Restricted Stock Units (“RSUs”)
The following table summarizes restricted stock activity for the six months ended December 31, 2025:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2025	803,175	2.54
Granted	468,750	1.85
Vested/Released	(211,142)	2.83
Cancelled/Forfeited	—	—
Outstanding and nonvested at December 31, 2025	1,060,783	2.17
The weighted average grant date fair value of RSUs granted during the quarter ended December 31, 2025 and 2024 were $1.85 and $2.13, respectively. The total grant-date fair value of restricted stock granted during the six months ended December 31, 2025 was $0.9 million. The total fair value of awards vested during the six months ended December 31, 2025 and 2024 were $0.3 million and $0.5 million, respectively.
At December 31, 2025 and June 30, 2025, there was $1.5 million and $1.3 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at December 31, 2025 is expected to be recognized over the weighted average period of 1.2 years. Total compensation expense for restricted stock was $0.3 million and $0.3 million, respectively, in the three months ended December 31, 2025 and 2024. Total compensation expense for restricted stock was $0.7 million and $0.7 million, respectively, in the six months ended December 31, 2025 and 2024.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the six months ended December 31, 2025:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2025	834,317	2.53
Granted	—	—
Vested/Released	—	—
Cancelled/Forfeited	—	—
Outstanding and nonvested at December 31, 2025	834,317	2.53
The weighted average grant date fair value of PBRSUs granted during the quarter ended December 31, 2024 was $2.21. There were no PBRSUs granted or vested during the six months ended December 31, 2025. There were no PBRSU’s vested during the six months ended December 31, 2024.
At December 31, 2025 and June 30, 2025, there was $1.0 million and $1.3 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at December 31, 2025 is expected to be recognized over the weighted average period of 1.5 years. Total compensation expense for PBRSUs was $0.2 million and $0.2 million, respectively, for the three months ended December 31, 2025 and 2024. Total compensation expense for PBRSUs was $0.3 million and $0.4 million, respectively, for the six months ended December 31, 2025 and 2024.
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
The following table summarizes CSRSU activity for the six months ended December 31, 2025:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2025	781,263	2.36
Granted	725,000	1.85
Vested/Released	(319,931)	2.58
Cancelled/Forfeited	(27,000)	2.02
Outstanding and nonvested at December 31, 2025	1,159,332	1.99
The weighted average grant date fair value of CSRSUs granted during the year ended December 31, 2025 and 2024 were $1.85 and $2.13. There were no CRSUs granted during the quarter ended December 31, 2025. The total grant-date fair value of CSRSUs granted during the six months ended December 31, 2025 was $1.3 million. The total fair value of awards vested was $0.5 million and $0.4 million during the six months ended December 31, 2025 and 2024, respectively.
At December 31, 2025 and June 30, 2025, there was $1.7 million and $0.8 million, respectively, of unrecognized compensation cost related to CSRSUs. The unrecognized compensation cost related to CSRSUs at December 31, 2025 is expected to be recognized over the weighted average period of 1.5 years. Total compensation expense for CSRSUs was $0.2 million and $0.2 million, respectively for the three months ended December 31, 2025 and 2024. Total compensation expense for CSRSUs was $0.4 million and $0.4 million, respectively for the six months ended December 31, 2025 and 2024.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 12. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	December 31, 2025	June 30, 2025
Accrued workers’ compensation liabilities	$944	$696
Finance lease liabilities	—	96
Other (1)	2,840	3,101
Other current liabilities	$3,784	$3,893
_________
(1) Includes accrued property taxes, sales and use taxes and insurance liabilities.
Note 13. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	December 31, 2025	June 30, 2025
Deferred compensation (1)	262	221
Other long-term liabilities	$262	$221
___________
(1) Includes cash-settled restricted stock units liabilities.
Note 14. Income Taxes
The income tax (benefit) expense and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Income tax (benefit) expense	$—	$(81)	$—	$52
Effective tax rate	0.0%	(62.8)%	0.0%	(1.1)%
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
Income tax expense in the three months ended December 31, 2025 was $0 thousand compared to income tax benefit of $81 thousand in the three months ended December 31, 2024, which primarily relates to state income tax in prior year period.
Income tax expense in the six months ended December 31, 2025 was $0 thousand compared to $52 thousand in the six months ended December 31, 2024, which primarily relates to state income tax in prior year period.
On July 4, 2025, H.R. 1, a bill to provide for reconciliation pursuant to title II of H. Con. Res. 14, informally known as the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act did not have a material impact on the Company’s operating results for the quarter ended December 31, 2025.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of December 31, 2025, the Company is no longer subject to income tax audits by taxing authorities for any years prior to June 30, 2021. Although the outcome of tax audits is always uncertain, management does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
Note 15. Net Loss Per Common Share
Basic net (loss) income per common share is calculated by dividing net (loss) income attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per common share is calculated by dividing diluted net (loss) income attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, and RSUs, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period). Potentially dilutive securities include unvested RSUs and performance-based restricted stock units. For the three and six months ended December 31, 2025 and 2024, shares of the

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Company’s outstanding stock options were not included in the computation of diluted (loss) income per common share as their effects were anti-dilutive.
The following table presents the computation of basic and diluted net earnings loss per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share amounts)	2025	2024	2025	2024
Net (loss) income from operations available to common stockholders	$(4,866)	$210	$(8,891)	$(4,792)

Weighted average shares outstanding - basic	21,669,663	21,314,911	21,631,753	21,289,073
Effect of dilutive securities:
Shares issuable under RSUs and PBSRUs	—	1,042,788	—	—
Weighted average common shares outstanding - diluted	21,669,663	22,357,699	21,631,753	21,289,073
Net (loss) income per common share available to stockholders—basic and diluted	$(0.22)	$0.01	$(0.41)	$(0.23)
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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
(In thousands)	$	% of total	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$45,475	51.1%	$42,354	47.0%	$87,182	51.1%	$81,586	46.6%
Tea & Other Beverages (1)	23,256	26.2%	25,302	28.1%	43,246	25.4%	49,072	28.0%
Culinary	14,131	15.9%	15,992	17.8%	27,889	16.4%	31,546	18.0%
Spices	4,873	5.5%	5,154	5.7%	9,885	5.8%	10,443	6.0%
Delivery Surcharge	1,188	1.3%	1,219	1.4%	2,322	1.3%	2,439	1.4%
Net sales	$88,923	100.0%	$90,021	100.0%	$170,524	100.0%	$175,086	100.0%
____________
(1)Includes all beverages other than roasted coffee, including frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of December 31, 2025. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets.
Note 17. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2025 Form 10-K. During the six months ended December 31, 2025, other than the following, or as otherwise disclosed herein, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of December 31, 2025, the Company had committed to purchase green coffee inventory totaling $39.6 million under fixed-price contracts, and $12.4 million in inventory and other purchases under non-cancelable purchase orders.
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

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2025	2024	Change	% Change	2025	2024	Change	% Change
Income Statement Data:
Net sales	$88,923	$90,021	$(1,098)	(1.2)%	$170,524	$175,086	$(4,562)	(2.6)%
Gross margin	36.3%	43.1%	(6.8)%	NM	37.9%	43.5%	(5.6)%	NM
Operating expenses as a % of sales	40.9%	42.0%	1.1%	NM	42.2%	44.5%	2.3%	NM
(Loss) income from operations	$(4,136)	$1,018	$(5,154)	(506.3)%	$(7,317)	$(1,810)	$(5,507)	(304.3)%
Net (loss) income	$(4,866)	$210	$(5,076)	(2,417.1)%	$(8,891)	$(4,792)	$(4,099)	(85.5)%

Operating Data:
Coffee pounds	5,188	5,332	(144)	(2.7)%	9,884	10,195	(311)	(3.1)%
EBITDA (1)	$(1,736)	$3,743	$(5,479)	(146.4)%	$(2,487)	$2,335	$(4,822)	(206.5)%
EBITDA Margin (1)	(2.0)%	4.2%	(6.2)%	NM	(1.5)%	1.3%	(2.8)%	NM
Adjusted EBITDA (1)	$484	$5,899	$(5,415)	(91.8)%	$1,848	$7,317	$(5,469)	(74.7)%
Adjusted EBITDA Margin (1)	0.5%	6.6%	(6.1)%	NM	1.1%	4.2%	(3.1)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	51.1%	47.0%	4.1%	8.7%	51.1%	46.6%	4.5%	9.7%
Tea & Other Beverages (2)	26.2%	28.1%	(1.9)%	(6.8)%	25.4%	28.0%	(2.6)%	(9.3)%
Culinary	15.9%	17.8%	(1.9)%	(10.7)%	16.4%	18.0%	(1.6)%	(8.9)%
Spices	5.5%	5.7%	(0.2)%	(3.5)%	5.8%	6.0%	(0.2)%	(3.3)%
Delivery Surcharge	1.3%	1.4%	(0.1)%	NM	1.3%	1.4%	(0.1)%	(7.1)%
Net sales	100.0%	100.0%	—%	NM	100.0%	100.0%	—%	NM

Other data:
Total capital expenditures	$1,831	$2,032	$201	9.9%	$3,762	$5,362	$1,600	29.8%
Depreciation and amortization expense	2,595	2,920	325	11.1%	5,208	5,817	609	10.5%
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

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and six months ended December 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales	$88,923	$90,021	$(1,098)	(1.2)%	$170,524	$175,086	$(4,562)	(2.6)%
Cost of goods sold	56,656	51,182	(5,474)	(10.7)%	105,821	98,930	(6,891)	(7.0)%
Gross profit	32,267	38,839	(6,572)	(16.9)%	64,703	76,156	(11,453)	(15.0)%
Selling expenses	26,706	26,760	54	0.2%	52,509	53,987	1,478	2.7%
General and administrative expenses	8,805	9,534	729	7.6%	17,602	20,786	3,184	15.3%
Net losses on disposal of assets	892	1,527	635	NM	1,909	3,193	1,284	40.2%
Operating expenses	36,403	37,821	1,418	3.7%	72,020	77,966	5,946	7.6%
(Loss) income from operations	(4,136)	1,018	(5,154)	NM	(7,317)	(1,810)	(5,507)	(304.3)%
Other (expense) income:
Interest expense	(1,200)	(1,922)	722	37.6%	(2,524)	(3,713)	1,189	32.0%
Other, net	470	1,033	(563)	(54.5)%	950	783	167	NM
Total other expense	(730)	(889)	159	NM	(1,574)	(2,930)	1,356	NM
(Loss) income before taxes	(4,866)	129	(4,995)	NM	(8,891)	(4,740)	(4,151)	(87.6)%
Income tax (benefit) expense	—	(81)	(81)	NM	—	52	52	NM
Net (loss) income	$(4,866)	$210	$(5,076)	NM	$(8,891)	$(4,792)	$(4,099)	(85.5)%
___________
NM - Not Meaningful
Three and Six Months Ended December 31, 2025 Compared to Three and Six Months Ended December 31, 2024
Net Sales
Net sales in the three months ended December 31, 2025 decreased $1.1 million, or 1.2%, to $88.9 million from $90.0 million in the three months ended December 31, 2024. The decrease in net sales for the three months ended December 31, 2025 was primarily due to declining volumes compared to the prior period.
Net sales in the six months ended December 31, 2025 decreased $4.6 million, or 2.6%, to $170.5 million from $175.1 million in the six months ended December 31, 2024. The decrease in net sales for the six months ended December 31, 2025 was primarily due to declining volumes compared to the prior period.
The following table presents the effect of changes in unit sales, and unit pricing and product mix in the three and six months ended December 31, 2025 compared to the same period in the prior fiscal year (in millions):

	Three Months Ended December 31, 2025 vs. 2024	Six Months Ended December 31, 2025 vs. 2024
Effect of change in unit sales	$(9.4)	$(19.2)
Effect of pricing and product mix changes	8.3	14.6
Total (decrease) increase in net sales	$(1.1)	$(4.6)
Unit sales decreased 9.6%, and average unit price increased by 9.3% in the three months ended December 31, 2025 as compared to the same period in the prior fiscal year, resulting in a decrease in our net sales of 1.2%. Average unit price increased during the three months ended December 31, 2025 primarily due to price increases to customers. There were no new product category introductions which had a material impact on our net sales in the three months ended December 31, 2025 or 2024.
Unit sales decreased 10.2%, and average unit price increased by 8.5% in the six months ended December 31, 2025 as compared to the same period in the prior fiscal year, resulting in a decrease in our net sales of 2.6%. Average unit price increased during the six months ended December 31, 2025 primarily due to price increases to customers. There were no new product category introductions which had a material impact on our net sales in the six months ended December 31, 2025 or 2024.
Gross Profit
Gross profit decreased to $32.3 million for the three months ended December 31, 2025, compared to $38.8 million for the three months ended December 31, 2024. Gross margin decreased to 36.3% for the three months ended December 31,

2025 from 43.1% for the three months ended December 31, 2024. The decrease in gross profit was primarily due to increased costs of goods sold related to the rise in green coffee commodity costs compared to the same period in the prior fiscal year.
Gross profit decreased to $64.7 million for the six months ended December 31, 2025, compared to $76.2 million for the six months ended December 31, 2024. Gross margin decreased to 37.9% for the six months ended December 31, 2025 from 43.5% for the six months ended December 31, 2024. The decrease in gross profit was primarily due to increased costs of goods sold related to the rise in green coffee commodity costs compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended December 31, 2025, operating expenses decreased $1.4 million to $36.4 million, or 40.9% of net sales, from $37.8 million, or 42.0% of net sales in the prior year period. There was a $0.1 million decrease in selling expenses and a $0.7 million decrease in general and administrative expenses. The decrease in selling expenses during the three months ended December 31, 2025 was primarily due to compensation related costs. The decrease in general and administrative expenses during the three months ended December 31, 2025 was primarily due to a decrease in benefits related costs. There was a $0.9 million loss on disposal of assets during the three months ended December 31, 2025 compared to a $1.5 million loss for three months ended December 31, 2024.
In the six months ended December 31, 2025, operating expenses decreased $5.9 million to $72.0 million, or 42.2% of net sales, from $78.0 million, or 44.5% of net sales in the prior year period. There was a $1.5 million decrease in selling expenses and a $3.2 million decrease in general and administrative expenses. The decrease in selling expenses during the six months ended December 31, 2025 was primarily due to compensation related costs. The decrease in general and administrative expenses during the six months ended December 31, 2025 was primarily due to a decrease in compensation and benefits related costs. There was a $1.9 million loss on disposal of assets during the six months ended December 31, 2025 compared to a $3.2 million loss for six months ended December 31, 2024.
Total Other Expense
Interest expense in the three months ended December 31, 2025 decreased $0.7 million to $1.2 million from $1.9 million in the prior year period. The decrease is primarily related to a decrease in pension related interest costs.
Interest expense in the six months ended December 31, 2025 decreased $1.2 million to $2.5 million from $3.7 million in the prior year period. The decrease is primarily related to a decrease in pension related interest costs.
Other, net was a gain of $0.5 million in the three months ended December 31, 2025 compared to $1.0 million gain in the prior year period. Other, net was a gain of $1.0 million in the six months ended December 31, 2025 compared to $0.8 million gain in the prior year period. The Company had a $1.9 million legal settlement for the quarter ending December 31, 2024.
Income Taxes
In the three months ended December 31, 2025 and December 31, 2024, we recorded income tax expense of $0 thousand and income tax benefit of $81 thousand, respectively. In the six months ended December 31, 2025 and December 31, 2024, we recorded income tax expense of $0 thousand and $52 thousand, respectively. See Note 14, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Set forth below is a reconciliation of reported net (loss) income to EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Net (loss) income	$(4,866)	$210	$(8,891)	$(4,792)
Income tax (benefit) expense	—	(81)	—	52
Interest expense (1)	535	694	1,196	1,258
Depreciation and amortization expense	2,595	2,920	5,208	5,817
EBITDA	$(1,736)	$3,743	$(2,487)	$2,335
EBITDA Margin	(2.0)%	4.2%	(1.5)%	1.3%
____________
(1) Excludes interest expense related to pension plans and postretirement benefit plans.

Set forth below is a reconciliation of reported net (loss) income to Adjusted EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Net (loss) income	$(4,866)	$210	$(8,891)	$(4,792)
Income tax (benefit) expense	—	(81)	—	52
Interest expense (1)	535	694	1,196	1,258
Depreciation and amortization expense	2,595	2,920	5,208	5,817
401(k) and share-based compensation expense	519	541	1,001	1,037
Net losses on disposal of assets	892	1,527	1,909	3,193
Strategic initiative costs (2)	809	—	1,396	—
Severance costs	—	88	29	752
Adjusted EBITDA	$484	$5,899	$1,848	$7,317
Adjusted EBITDA Margin	0.5%	6.6%	1.1%	4.2%
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
We operate a production and distribution facility in Portland, Oregon. We distribute our products from our Portland, Oregon production facility, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. Our products reach our customers primarily through our nationwide DSD network of over 200 delivery routes and over 90 storage locations as of December 31, 2025. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
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

Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				December 31, 2025		June 30, 2025
(In thousands)	Debt Origination Date	Maturity	Principal Borrowing Amount	Carrying Value	Weighted Average Interest Rate (1)	Carrying Value	Weighted Average Interest Rate (1)
Revolver	Various	4/26/2027	N/A	$21,300	6.05%	$14,300	6.48%

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
The Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facility becoming immediately due and payable and termination of the commitments. As of and through December 31, 2025, we were in compliance with all of the covenants under the Credit Facility.
The Credit Facility provides us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment and continue to execute on key strategic initiatives.
At December 31, 2025, the Company had outstanding borrowings on the Revolver Credit Facility of $21.3 million and had utilized $4.7 million of the letters of credit sublimit.
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
At December 31, 2025, we had $4.2 million of unrestricted cash and cash equivalents and $0.2 million in restricted cash. At December 31, 2025, we had $24.6 million available for borrowing under our Revolver Credit Facility.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	Six Months Ended December 31,
	2025	2024
Consolidated Statements of cash flows data (in thousands)
Net cash (used in) provided by operating activities	$(5,793)	$5,046
Net cash used in investing activities	(3,712)	(5,197)
Net cash provided by (used in) financing activities	6,895	(120)
Net (decrease) in cash and cash equivalents and restricted cash	$(2,610)	$(271)
Operating Activities
Net cash used in operating activities during the six months ended December 31, 2025 was $5.8 million as compared to net provided by operating activities of $5.0 million in the six months ended December 31, 2024, a decrease in cash used in operations of $10.8 million. The change was driven primarily from increased costs related to the rise in green coffee commodity costs.
Investing Activities
Net cash used in investing activities during the six months ended December 31, 2025 was $3.7 million as compared to $5.2 million in the six months ended December 31, 2024. The net change in investing activities was primarily due to a decrease in capital expenditures of $1.6 million in the current period compared to the prior year period.

Financing Activities
Net cash provided by financing activities during the six months ended December 31, 2025 was $6.9 million as compared to net cash used in financing activities of $0.1 million in the six months ended December 31, 2024. The increase was primarily due to net borrowing proceeds of $7.0 million under the Credit Facility in the current year period.
Capital Expenditures
For the six months ended December 31, 2025 and 2024, our capital expenditures paid were $3.8 million and $5.4 million, respectively. In fiscal 2026, we anticipate paying between $9.0 million to $11.0 million in capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Credit Facility.
Depreciation and amortization expenses were $2.6 million and $2.9 million in the three months ended December 31, 2025 and 2024, respectively. Depreciation and amortization expenses were $5.2 million and $5.8 million in the six months ended December 31, 2025 and 2024, respectively.
Purchase Commitments
As of December 31, 2025, the Company had committed to purchase green coffee inventory totaling $39.6 million under fixed-price contracts, and $12.4 million in inventory and other purchases under non-cancelable purchase orders.
Contractual Obligations
As of December 31, 2025, the Company had operating and finance lease payment commitments totaling $34.5 million.
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
As of December 31, 2025, the Company did not have any off-balance sheet arrangements.

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
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures

(as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 17, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our 2025 Form 10‑K. During the six months ended December 31, 2025, there have been no material changes to the risk factors disclosed in our 2025 Form 10‑K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.4	First Amendment to the Transaction Bonus Agreement, dated as of December 8, 2025, by and between the Company and John Moore.

10.5	First Amendment to the Transaction Bonus Agreement, dated as of December 8, 2025, by and between the Company and Vance Fisher.

10.6	First Amendment to the Transaction Bonus Agreement, dated as of December 8, 2025, by and between the Company and Jared Vitemb.

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
________________

*	Filed herewith
**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ John E Moore III
John E Moore III President and Chief Executive Officer (principal executive officer)
February 13, 2026

By:	/s/ Vance Ratliff Fisher
Vance Ratliff Fisher Chief Financial Officer (principal financial officer)
February 13, 2026